Form 10-Q
period 1999-09-30
SILVERSTREAM SOFTWARE INC
filed 1999-11-12
CIK 1042282

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q
                                 ---------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                        Commission file number 000-26981


                           SILVERSTREAM SOFTWARE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              Delaware                                  04-3318325
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                Identification Number)


                         One Burlington Woods, Suite 200
                         Burlington, Massachusetts 01803
                                 (781) 238-5400
    (Address, Including Zip Code, and Telephone Number, Including Area Code,
                  of Registrant's Principal Executive Offices)
                                 ---------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X ]

     As of October 31, 1999 there were 17,562,306 shares of the registrant's common stock outstanding.



================================================================================

                           SILVERSTREAM SOFTWARE, INC.

                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION                                                                                  Page
              Item 1.    Financial Statements.......................................................................  3-7

                         Condensed Consolidated Unaudited Balance Sheets as of September 30, 1999 and December
                         31, 1998...................................................................................    3

                         Condensed Consolidated Unaudited Statements of Operations for the Three and Nine
                         Months Ended September 30, 1999 and 1998...................................................    4

                         Condensed Consolidated Unaudited Statements of Cash Flows for the Nine Months Ended
                         September 30, 1999 and 1998................................................................    5

                         Notes to Condensed Consolidated Unaudited Financial Statements.............................  6-7

              Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations...... 8-21

              Item 3.    Quantitative and Qualitative Disclosures about Market Risk.................................   21

PART II.      OTHER INFORMATION

              Item 1.    Legal Proceedings..........................................................................   22

              Item 2.    Changes in Securities and Use of Proceeds..................................................   22

              Item 3.    Defaults Upon Senior Securities ...........................................................   22

              Item 4.    Submission of Matters to a Vote of Security Holders .......................................22-23

              Item 5.    Other Information .........................................................................   23

              Item 6.    Exhibits and Reports on Form 8-K...........................................................   24

                         Signatures.................................................................................   25


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           SILVERSTREAM SOFTWARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                   SEPTEMBER 30,    DECEMBER 31,
                                                                                        1999             1998
                                                                                   -------------    ------------
                                                                                    (Unaudited)
                                     ASSETS

Current assets:
  Cash and cash equivalents.......................................................  $    51,324     $      1,199
  Marketable securities...........................................................        5,148            3,331
  Accounts receivable; net of allowances of $710 at September 30, 1999 and
   $476 at December 31, 1998......................................................        5,772            3,340
  Prepaid expenses................................................................          870              247
  Other...........................................................................           14              101
                                                                                    -----------     ------------
         Total current assets.....................................................       63,128            8,218
Furniture, equipment and leasehold improvements, net..............................        2,663            1,796
Intangibles, net..................................................................        1,853                -
                                                                                    -----------     ------------

         Total assets.............................................................  $    67,644     $     10,014
                                                                                    ===========     ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable................................................................  $     3,146     $      1,176
  Accrued expenses................................................................        1,714              423
  Deferred revenue................................................................        2,637            1,064
  Current portion of long-term debt...............................................          430              436
                                                                                    -----------     ------------
         Total current liabilities................................................        7,927            3,099

Long-term debt, less current portion..............................................          622              325
Redeemable convertible preferred stock............................................            -           11,638

Stockholders' equity (deficit):
  Convertible preferred stock.....................................................            -           16,856
  Common stock....................................................................           18                5
  Additional paid-in capital......................................................       97,516              367
  Deferred compensation...........................................................       (1,739)               -
  Accumulated deficit.............................................................      (36,534)         (22,172)
  Other comprehensive loss........................................................          (62)               -
  Notes receivable from stockholders                                                       (104)            (104)
                                                                                    -----------     ------------
         Total stockholders' equity (deficit).....................................       59,095           (5,048)
                                                                                    -----------     ------------

         Total liabilities and stockholders' equity (deficit).....................  $    67,644     $     10,014
                                                                                    ===========     ============




The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

                           SILVERSTREAM SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                                           -------------------------    --------------------------
                                                               1999          1998           1999           1998
                                                           -----------  ------------    -----------    -----------
 Revenue:
  Software license....................................     $     3,495  $      1,916    $     9,010    $     3,443
  Services............................................           2,757           115          5,024            332
                                                           -----------  ------------    -----------    -----------
          Total revenue...............................           6,252         2,031         14,034          3,775
Cost of revenue:
  Software license....................................             391           158          1,076            392
  Services............................................           3,296           361          6,463            880
                                                           -----------  ------------    -----------    -----------
          Total cost of revenue.......................           3,687           519          7,539          1,272
                                                           -----------  ------------    -----------    -----------

Gross profit..........................................           2,565         1,512          6,495          2,503
Operating expenses:
  Sales and marketing.................................           4,962         2,658         13,220          7,079
  Research and development............................           1,831         1,336          5,173          3,766
  General and administrative..........................             940           489          2,600          1,483
  Compensation charge for issuance of stock options...             108             -            298              -
  Amortization of goodwill............................              81             -             81              -
                                                           -----------  ------------    -----------    -----------
          Total operating expenses....................           7,922         4,483         21,372         12,328
                                                           -----------  ------------    -----------    -----------
Loss from operations..................................          (5,357)       (2,971)       (14,877)        (9,825)

Other income, net.....................................             337           143            515            395
                                                           -----------  ------------    -----------    -----------
Net loss..............................................     $    (5,020) $     (2,828)   $   (14,362)   $    (9,430)

Beneficial conversion feature in Series D preferred
  stock...............................................               -             -           (263)             -
                                                           -----------  ------------    -----------    -----------
Net loss applicable to common stockholders............     $    (5,020) $     (2,828)   $   (14,625)   $    (9,430)
                                                           ===========  ============    ===========    ===========
Basic and diluted net loss per share applicable to
  common stockholders.................................     $     (0.51) $      (1.02)   $     (2.58)   $     (3.80)
                                                           ============ =============   ===========    ===========
Weighted-average common shares used in computing basic
  and diluted net loss per share applicable to common
  stockholders........................................           9,860         2,776          5,678          2,484






The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

                           SILVERSTREAM SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                              NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                         ---------------------------
                                                                                             1999            1998
                                                                                         ------------   ------------
OPERATING ACTIVITIES
Net loss.............................................................................    $    (14,362)  $     (9,430)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization......................................................             998            517
  Provision for allowances on accounts receivable....................................             234            299
  Operating expenses paid with issuance of common stock..............................               -            182
  Compensation charge for issuance of stock options..................................             298              -
  Changes in operating assets and liabilities:
    Accounts receivable..............................................................          (2,216)        (3,198)
    Prepaid expenses.................................................................            (593)          (134)
    Other current assets.............................................................             157            248
    Other non-current assets.........................................................               -              -
    Accounts payable and accrued expenses............................................           2,324            670
    Deferred revenue.................................................................           1,573            962
                                                                                         ------------   ------------
Net cash used in operating activities................................................         (11,587)        (9,884)
                                                                                         -------------  -------------

INVESTING ACTIVITIES
Purchase of furniture and equipment..................................................          (1,693)          (623)
Cash acquired through acquisitions of subsidiaries...................................             171              -
Purchase of available-for-sale securities............................................          (1,817)        (3,682)
                                                                                         -------------  -------------
Net cash used in investing
  activities.........................................................................          (3,339)        (4,305)
                                                                                         -------------  -------------

FINANCING ACTIVITIES
Net proceeds from issuance of preferred stock........................................          14,728          1,702
Net proceeds from issuance of common stock...........................................          50,070              2
Proceeds from line of credit.........................................................             750            602
Payments on long-term debt...........................................................            (461)          (323)
                                                                                         -------------  -------------
Net cash provided by financing activities............................................          65,087          1,983
                                                                                         -------------  -------------

Effects of exchange rate on cash and cash equivalents................................             (36)             -

Net increase (decrease) in cash and cash equivalents.................................          50,125        (12,206)

Cash and cash equivalents at beginning of period.....................................           1,199         16,649
                                                                                         -------------  -------------
Cash and cash equivalents at end of period...........................................    $     51,324   $      4,443
                                                                                         =============  =============









The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

                           SILVERSTREAM SOFTWARE, INC.

         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS

     The condensed consolidated financial statements include the accounts of the Company and its international subsidiaries, all of which are wholly owned, located in North America, Europe and Asia. All intercompany accounts and transactions have been eliminated in consolidation. SilverStream Software, Inc. and its subsidiaries are collectively referred to as the "Company" or "SilverStream."

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01 of Regulation S-X. Accordingly, they do not include all financial information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the financial condition of the Company as of the date of the interim balance sheet. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

    SilverStream Software, Inc. was incorporated on May 8, 1996. The Company is a global provider of application server software and services that enable businesses and other large organizations to create, deploy and manage software applications for intranets, extranets and the Internet. The Company markets their software worldwide and has sales offices in the United States, Canada, United Kingdom, The Netherlands, Belgium, Germany, Norway, The Czech Republic, France, Hong Kong, Singapore and Taiwan.

   EARNINGS PER SHARE

    The Company computes earnings per share in accordance with Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share". SFAS 128 requires calculation and presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted average number of common shares outstanding and excludes any dilutive effects of warrants, stock options, common stock subject to repurchase or other types of securities. Diluted earnings per share is calculated based on the weighted average number of common shares outstanding and the dilutive effect of warrants, stock options, and related securities calculated using the treasury stock method. Dilutive securities are excluded from the diluted earnings per share calculation if their effect is anti-dilutive.

    The following table sets forth the computation of basic and diluted loss per share:




                                                      THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                           1999               1998             1999             1998
                                                        -----------      ------------      -----------      -----------
                                                                   (UNAUDITED)                     (UNAUDITED)

    Numerator:
      Net loss.......................                   $    (5,020)      $    (2,828)     $   (14,362)     $    (9,430)
      Beneficial conversion
        feature in series D
        preferred stock..............                            --                --             (263)              --
                                                        -----------      ------------      -----------      -----------
      Net loss applicable to
        common stockholders..........                   $    (5,020)     $     (2,828)     $   (14,625)     $    (9,430)
                                                        ===========      ============      ===========      ===========
    Denominator:
      Weighted average common
        shares outstanding...........                        11,146             5,106            7,222            5,101
      Weighted average common
        shares subject to
        repurchase...................                        (1,286)           (2,330)          (1,544)          (2,617)
                                                        -----------       -----------      -----------      -----------
    Denominator for basic and
      diluted loss per share
      applicable to common
      stockholders...................                         9,860             2,776            5,678            2,484
                                                        ===========       ===========      ===========      ===========
      Basic and diluted net
        loss per share
        applicable to common
        stockholders.................                   $     (0.51)      $     (1.02)     $     (2.58)     $     (3.80)
                                                        ===========       ===========      ===========      ===========

    The Company has excluded all preferred stock, outstanding stock options and shares subject to repurchase by the Company from the calculation of loss per share because all such securities are antidilutive for all periods presented. Shares subject to repurchase by the Company will be included in the computation of earnings per share when the Company's option to repurchase these shares expires.


   INITIAL PUBLIC OFFERING

    On August 20, 1999, the Company completed an initial public offering in which the company sold 3,000,000 shares of its common stock for net proceeds to the Company of $44,640,000. On August 26, 1999, the Company's underwriters exercised their over-allotment option, which resulted in the sale of an additional 450,000 shares of the Company's stock which generated additional proceeds of $6,696,000, net of issuance costs. Upon closing of the initial public offering, each outstanding share of the Company's Redeemable Convertible Preferred Stock and Convertible Preferred stock was automatically converted into one share of common stock of the Company resulting in the issuance of 8,659,208 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The statements contained in this Report on Form 10-Q that are not purely historical statements are forward-looking statements within the meaning of
Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. These forward-looking statements involve risks and uncertainties and SilverStream cautions you that any forward-looking information provided by or on behalf of SilverStream is not a guarantee of future performance. Actual results may differ materially from those indicated in such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this filing on Form 10-Q to conform these statements to actual results. See 'Certain Factors that May Affect Future Results' below and the factors and risks discussed in our Registration Statement filed on Form S-1 on June 11, 1999, as amended (File No. 333-80553) with the Securities and Exchange Commission.


OVERVIEW

    SilverStream is a global provider of software and services that enable businesses and other large organizations to create, deploy and manage software programs for intranets, extranets and the Internet. From our incorporation in May 1996 through December 1997, we were considered a development stage enterprise and our activities were primarily focused on raising capital, conducting research and development, and establishing markets and distribution channels for our products. In November 1997, we began commercial shipment of the initial version of our Application Server.

     We derive our revenue from the sale of software product licenses and from professional consulting, education and technical support services. We plan to generate future revenue from both new and existing customers. As existing customers create new software applications based on the SilverStream Application Server, they may require more application servers to run these applications. We plan to widen our customer base by selling licenses and services to new customers. We anticipate that we will continue to sell annual update assurance and support agreements to most customers. We recognize our software license revenue in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-4. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. We generally recognize revenue allocated to software licenses upon delivery of the software products, provided that (i) we have no remaining significant obligations with regard to implementation, (ii) the license fee is fixed or determinable and
(iii) collection of the fee is probable. However, when we sell software product licenses to a reseller, revenue is not recognized until the product is shipped to the ultimate customer. This is because the reseller is functioning as a distributor and may order products without a specific customer. Our customers often contract for update assurance which provides them with new releases of software for a period of typically one-year. These agreements are separately negotiated and priced. We recognize update assurance revenue ratably over this 12-month period. We license our software to independent software vendors who use our products to create their own software products for resale. Independent software vendors typically pay us a prepayment at the beginning of their contract. We recognize this revenue ratably over the period of the contract, typically one year, because the only undelivered element under these agreements is service, for which no pattern of performance is discernable. We also earn partner fees, which are deferred and recognized on a straight-line basis as an offset to operating expenses over the life of the agreement, typically one year. We consider such fees to be reimbursement for costs incurred in connection with our partner program. We recognize revenue from the sale of technical support services ratably over the maintenance term and revenue from the sale of consulting and education services as the services are performed.

    We record cash receipts and billed amounts due from customers in excess of recognized revenue as deferred revenue. The timing and amount of cash receipts from customers can vary significantly depending on specific contract terms and can therefore have a significant impact on the amount of deferred revenue in any given period.

     Our cost of software license revenue includes (i) royalties due to third parties for technology included in our products, (ii) the cost of manuals and product documentation, (iii) media used to deliver our products, (iv) shipping and fulfillment costs and (v) the costs associated with license revenues from independent software vendors. Our cost of services revenue includes (i) salaries and related expenses for our consulting, education and technical support services organizations, (ii) costs of third parties contracted to provide consulting services to customers and (iii) an allocation of our facilities, communications and depreciation expenses.

    Our operating expenses are classified into five general categories: sales and marketing, research and development, general and administrative, compensation charge for issuance of stock options and goodwill. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations, marketing materials and tradeshows. Research and development expenses consist primarily of personnel costs to support product development. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees, legal and accounting services and facilities-related expenses. Compensation charge for the issuance of stock options represents the difference between the exercise price of options granted and the estimated fair market value of the underlying common stock on the date of the grant. Goodwill represents the amortization of the goodwill related to the acquisition of some of the company's former distributors in Europe.

    Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and professional services departments, and to establish an administrative organization. As a result, we have incurred net losses in each fiscal quarter since inception and had an accumulated deficit of $36.5 million as of September 30, 1999 and $22.2 million as of December 31, 1998. We anticipate that our operating expenses will increase substantially in future quarters as we increase sales and marketing operations, expand distribution channels, increase research and development, broaden professional services, expand facilities and support, and improve operational and financial systems. Accordingly, we expect to incur additional losses for the foreseeable future. In addition, our limited operating history makes it difficult for us to predict future operating results and, accordingly, there can be no assurance that we will achieve or sustain revenue growth or profitability.

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our consolidated statements of operations.


                                                                   THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                      SEPTEMBER 30,       SEPTEMBER 30,
                                                                     1999       1998      1999      1998
                                                                   --------   ------    ------    ------

    Revenue:
      Software license.........................................        55.9%    94.3%     64.2%     91.2%
      Services.................................................        44.1      5.7      35.8       8.8
                                                                   --------   ------    ------    ------
              Total revenue....................................       100.0    100.0     100.0     100.0
                                                                   --------   ------    ------    ------
    Cost of revenue:
      Software license.........................................         6.3      7.8       7.7      10.4
      Services.................................................        52.7     17.8      46.0      23.3
                                                                   --------   ------    ------    ------
              Total cost of revenue............................        59.0     25.6      53.7      33.7
                                                                   --------   ------    ------    ------
    Gross profit (loss)........................................        41.0     74.4      46.3      66.3
    Operating expenses:
      Sales and marketing......................................        79.4    130.9      94.2     187.5
      Research and development.................................        29.3     65.8      36.9      99.8
      General and administrative...............................        15.0     24.0      18.5      39.3
      Compensation charge for issuance of stock options........         1.7      0.0       2.1       0.0
      Amortization of goodwill.................................         1.3      0.0       0.6       0.0
                                                                   --------   ------    ------    ------
              Total operating expenses.........................       126.7    220.7     152.3     326.6
                                                                   --------   ------    ------    ------
    Loss from operations.......................................       (85.7)  (146.3)   (106.0)   (260.3)
    Other income, net..........................................         5.4      7.0       3.7      10.5
                                                                   --------   ------    ------    ------
    Net loss...................................................       (80.3)% (139.3)%  (102.3)%  (249.8)%
                                                                   ========   ======    ======    ======

   REVENUE

    Total revenue increased 208% to $6.3 million in the three months ended September 30, 1999 from $2.0 million in the three months ended September 30, 1998. Total revenue increased 272% to $14.0 million in the nine months ended September 30, 1999 from $3.8 million in the nine months ended September 30, 1998. These increases are attributable to an increase in our customer base resulting in substantial growth in software license and services revenue. Revenue from international sales increased to $2.4 million, or 39% of total revenue, in the three months ended September 30, 1999 from $215,000, or 11% of total revenue, in the three months ended September 30, 1998. Revenue from international sales increased to $5.0 million, or 36% of total revenue, in the nine months ended September 30, 1999 from $215,000, or 6% of total revenue, in the nine months ended September 30, 1998. The increases in international sales is primarily due to increased selling and related activities in Germany, Belgium, The Netherlands, The Czech Republic, Norway, France, Singapore, Hong Kong and Taiwan.

    SOFTWARE LICENSE. Software license revenue increased 82% to $3.5 million in the three months ended September 30, 1999 from $1.9 million in the three months ended September 30, 1998. Software license revenue increased 162% to $9.0 million in the nine months ended September 30, 1999 from $3.4 million in the nine months ended September 30, 1998. These increases are attributable to increased unit sales of our products following the release of Version 2.0 in October of 1998 and Version 2.5 in May of 1999, as well as higher prices realized for our products in 1999 as compared to 1998.

    SERVICES. Services revenue increased 2,297% to $2.8 million in the three months ended September 30, 1999 from $115,000 in the three months ended September 30, 1998. Services revenue increased 1,413% to $5.0 million in the nine months ended September 30, 1999 from $332,000 in the nine months ended September 30, 1998. The primary factor for the three and nine month comparative increases, respectively, are attributable to the creation and expansion of our professional consulting organization and the provision of a wider range of consulting services to customers and an increase in the number of customers and support contracts.

    We believe that growth in our software license revenue depends on our ability to provide our customers with support, education, and consulting services and to educate third-party consulting partners on how to use our products. As a result, we intend to continue to expand our services organization in the future. We expect that revenue from professional consulting services will increase in the future to the extent that additional customers license our products and as we expand both our capacity for the delivery of these services, as well as the scope of our services offerings. We expect that services revenue from support agreements will increase in the future as a result of new and existing license agreements.

   COST OF REVENUE

    SOFTWARE LICENSE. Cost of software license revenue increased 147% to $391,000 in the three months ended September 30, 1999 from $158,000 in the three months ended September 30, 1999. Cost of software license revenue increased 174% to $1.1 million in the nine months ended September 30, 1999 from $392,000 in the nine months ended September 30, 1998. These increases are attributable to increased product, shipping and third party royalty costs from a larger volume of sales orders and to costs associated with our independent software vendors. Cost of software license revenue increased as a percentage of software license revenue to 11% from 8% for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. Cost of software license revenue increased as a percentage of software license revenue to 12% from 11% for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. These increases reflect higher fulfillment costs associated with the increase in international orders. We expect software license costs to increase in the future due to additional customers licensing our products, both domestically and internationally, as well as the licensing of additional third-party technology that we may choose to embed in our product offerings.

     SERVICES. Cost of services revenue increased 813% to $3.3 million in the three months ended September 30, 1999 from $361,000 in the three months ended September 30, 1998. Cost of services revenue increased 634% to $6.5 million in the nine months ended September 30, 1999 from $880,000 in the nine months ended September 30, 1998. These increases are due to an increase in the number of our education and technical support personnel and to the creation and rapid expansion of our consulting services business in late 1998 and all of 1999. To date, our services costs have been higher than our services revenue. We expect services costs to increase in the future to the extent that we continue to generate new customers and associated software license and services revenue. Services costs as a percentage of services revenue can be expected to vary significantly from period to period depending on the mix of services we provide, whether such services are provided by us or third-party contractors, and overall utilization rates.

   OPERATING EXPENSES

    SALES AND MARKETING. Sales and marketing expenses increased 87% to $5.0 million the three months ended September 30, 1999 from $2.7 million in the three months ended September 30, 1998. Sales and marketing expenses increased 87% to $13.2 million the nine months ended September 30, 1999 from $7.1 million in the nine months ended September 30, 1998. These increases are attributable to increases in the number of sales employees in North America, as well as the company's expansion of its international sales operations. We believe these expenses will increase significantly in future periods as we expect to continue to expand our sales and marketing efforts. We also anticipate that sales and marketing expenses may fluctuate as a percentage of a total revenue from period to period as new sales personnel are hired and begin to achieve productivity.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased 37% to $1.8 million in the three months ended September 30, 1999 from $1.3 million in the three months ended September 30, 1998. Research and development expenses increased 37% to $5.2 million in the nine months ended September 30, 1999 from $3.8 million in the nine months ended September 30, 1998. These increases are primarily attributable to increases in the number of research and development personnel to support SilverStream's product development activities. We believe that continued investment in research and development is critical to attaining our strategic objectives, and, as a result, we expect research and development expenses to increase significantly in future periods. To date, all software development costs have been expensed in the period incurred.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 92% to $940,000 in the three months ended September 30, 1999 from $489,000 in the three months ended September 30, 1998. General and administrative expenses increased 75% to $2.6 million in the nine months ended September 30, 1999 from $1.5 million in the nine months ended September 30, 1998. These increases are attributable to a growing number of administrative employees, as well as an increase in the bad debt reserve as our revenue and accounts receivable grew. We believe general and administrative expenses will increase, as we expect to add personnel to support our expanding operations, incur additional costs related to the growth of our business, and assume the responsibilities of a public company.

    COMPENSATION CHARGE FOR ISSUANCE OF STOCK OPTIONS. We incurred a charge of $108,000 and $298,000 for the three and nine months ended September 30, 1999, respectively, related to the issuance of stock options with exercise prices below fair market value on the date of grant. There were no such charges in the comparable three and nine month periods ended September 30, 1998. Additional unvested outstanding options will continue to vest over the next five years, which will result in additional compensation expense of approximately $1.7 million in the aggregate in periods subsequent to September 30, 1999, which will be charged to operations ratably over the next five years.

    AMORTIZATION OF GOODWILL. We incurred a charge of $81,000 for the three and nine months ended September 30, 1999 related to the amortization of goodwill, as a result of the company's acquisition of three of its European distributors in The Czech Republic, Norway and France. There were no such charges in the comparable three and nine month periods ended September 30, 1998. Goodwill of approximately $1.9 million in the aggregate will continue to be charged to operations ratably over the next five years.

   OTHER INCOME, NET

    Other income, net increased 136% to $337,000 in the three months ended September 30, 1999 from $143,000 in the three months ended September 30, 1998. Other income, net increased 30% to $515,000 in the nine months ended September 30, 1999 from $395,000 in the nine months ended September 30, 1998. These increases are attributable to an increase in interest income due to higher cash balances in the comparable three and nine month periods ended September 30, 1999 versus September 30, 1998.


NET OPERATING LOSSES AND TAX CREDIT CARRYFORWARDS

    As of December 31, 1998, we had net operating losses and research and development credit carryforwards of approximately $22.3 million and $350,000, respectively. The net operating loss and research and development credit carryforwards will expire at various dates, beginning in 2012, if not utilized. Under the provisions of the Internal Revenue Code of 1986 as amended (the
"Code"), substantial changes in our ownership may limit the amount of net operating loss carry-forwards that can be utilized annually in the future to offset taxable income. A valuation allowance has been established to fully reserve the potential benefits of these carryforwards in our financial statements to reflect the uncertainty of future taxable income required to utilize available tax loss carryforwards and other deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have funded our operations primarily through the private sale of our equity securities and our initial public offering resulting in the aggregate, net proceeds of approximately $97.5 million. We have also funded our operations through equipment financings. As of December 31, 1998, we had $4.5 million in cash, cash equivalents and marketable securities, and $5.1 million in working capital. As of September 30, 1999, we had $56.5 million in cash, cash equivalents and marketable securities, and $55.2 million in working capital. We have two term loans and a line of credit for amounts borrowed to finance equipment. These term loans and line of credit are from the same bank and bear interest at the bank's prime rate, (8.25%; at September 30, 1999) plus 0.5%. At September 30, 1999, we had a total of approximately $1.1 million outstanding under these term loans and the line of credit. Borrowings under these term loans and the line of credit are secured by substantially all of our tangible assets. On October 31, 1999, the line of credit converted into a term loan, with principal repayments commencing on November 1, 1999 in 36 equal monthly payments.

    Net cash used in operating activities was $11.6 million in the nine months ended September 30, 1999 and $9.9 million in the nine months ended September 30, 1998. Net cash flows from operating activities in each period reflect increasing net losses and, to a lesser extent, increases in accounts receivable offset in part by increases in accounts payable, accrued expenses and deferred revenue. Net cash flows from operating activities in the nine months ended September 30, 1999 also reflect the additional expenses related to the compensation charge for the issuance of stock options and goodwill amortization.

    Net cash used in investing activities was $3.3 million in the nine months ended September 30, 1999 and $4.3 million in the nine months ended September 30, 1998. Investing activities reflects purchases of property and equipment in each period, as well as purchases of short-term investments.

    Net cash provided by financing activities was $65.1 million in the nine months ended September 30, 1999 and $2.0 million in the nine months ended September 30, 1998. Cash provided by financing activities includes proceeds from the issuance of preferred and common stock, including the company's initial public offering in August of 1999, offset by the payments on long-term debt in each period, as well as proceeds from equipment financings.

    Capital expenditures were $1.7 million in the nine months ended September 30, 1999 and $623,000 in the nine months ended September 30, 1998. Our capital expenditures consisted of purchases of computer hardware and software, office furniture and equipment and leasehold improvements. Purchases of computer equipment represent the largest component of our capital expenditures. We expect this trend to continue as we increase the number of employees, increase the size of our development and quality assurance testing facilities and improve and expand our information systems. Since inception, we have generally funded capital expenditures either through the use of working capital or with equipment bank loans.

    We expect to experience significant growth in our operating expenses, particularly research and development and sales and marketing expenses, for the foreseeable future in order to execute our business plan. As a result, we anticipate that such operating expenses, as well as planned capital expenditures and the expansion of our professional services organization, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions of, or investments in, complementary businesses, technologies or product lines. We believe that the net proceeds from the sale of the common stock generated by our initial public offering, together with funds generated from operations, will be sufficient to meet our working capital requirements for at least the next 12 months. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

YEAR 2000 COMPLIANCE

    The "Year 2000 Issue" refers generally to the problems that some software may have in determining the correct century for the year. For example, software with date-sensitive functions that is not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000. This could result in failures or the creation of erroneous results.

    We have defined Year 2000 compliant as the ability to:

    o Correctly handle date information needed for the December 31, 1999 to January 1, 2000 date change;

    o Function according to the product documentation provided for this date change, without changes in operation, assuming correct configuration;

    o Where appropriate, respond to two-digit date input in a way that resolves the ambiguity as to century in a disclosed, defined and predetermined manner;

    o Store and provide output of date information in ways that are unambiguous as to century if the date elements in interfaces and data storage specify the century; and

    o Recognize year 2000 as a leap year.

    The risks posed by Year 2000 issues could adversely affect our business in a number of significant ways. Although we believe that our internally developed systems and technology are Year 2000 compliant, our information and non-information technology systems nevertheless could be substantially impaired or cease to operate due to Year 2000 problems. Additionally, we rely on information technology supplied by third parties and the resellers of our products are heavily dependent on information technology systems and on their own and third-party vendor systems. Year 2000 problems experienced by us or any of these third parties could materially adversely affect our business.

    We have conducted a Year 2000 readiness review for the current versions of our products. This review included assessment, validation, testing and, where necessary, remediation, upgrading and replacement of product versions, as well as contingency planning. We continue to respond to customer questions about prior versions of our products on a case-by-case basis.

    Based on our review, we believe the current versions of our products are Year 2000 compliant, when configured and used in accordance with the related documentation, so long as the underlying operating system of the host machine and any other software used with or in the host machine or with our products are also Year 2000 compliant. We do not believe that versions of our products prior to Version 2.5 are Year 2000 compliant, and we encourage users of these versions to upgrade to the latest version. We do not provide software patches or remedial software programs for versions of our products prior to Version 2.5. Our customers who have update assurance agreements with us each have the right to receive the latest version of our product. Our customers who do not have update assurance agreements with us may purchase the latest version of our product from us.

    We have not separately tested software obtained from third parties that is incorporated into our products. We have tested this third-party software as incorporated in our products as part of our product review. We are also seeking assurances from these third parties that this software is Year 2000 compliant. We plan to upgrade or replace by year end any third-party software incorporated in our products for which we cannot obtain adequate assurances of Year 2000 compliance from the vendors. If we are unable to upgrade or replace this software by year end, our products or portions of our products could fail to operate correctly. As a result, our business and results of operations could be materially adversely affected.

     Despite testing by us and by current and potential clients, and assurances from developers of products incorporated into our products, our products may contain undetected errors or defects associated with Year 2000 date functions. A third-party assurance consists of a letter to us, or a public notice, from the third party asserting Year 2000 compliance. Errors or defects in our products could result in delay or loss of revenue, diversion of development resources, damage to our reputation, increased service and warranty costs, or liability to our customers, any of which could materially adversely affect our business, operating results, or financial condition. Some commentators have predicted significant litigation regarding Year 2000 compliance issues. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent we may be affected by it.

    We have completed an assessment of our material internal information technology systems, including both our own software products and third-party software and hardware technology, including our accounting system, customer service and support system and phone system. We have also completed an assessment of our non-information technology systems. To the extent that we are not able to test the technology provided by third-party vendors, we are seeking assurances from these vendors that their systems are Year 2000 compliant. We are not currently aware of any material operational issues associated with preparing our internal information technology and non-information technology systems for the Year 2000. However, we may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in our internal information technology and non-information technology systems.

    We do not currently have any information concerning the Year 2000 compliance status of our customers. Our current or future customers may incur significant expenses to achieve Year 2000 compliance. If our customers are not Year 2000 compliant, they may experience material costs to remedy problems, or they may face litigation costs. In either case, Year 2000 issues could reduce or eliminate the budgets that current or potential customers could have for purchases of our products and services, or delay those purchases. As a result, our business, results of operations or financial condition could be materially adversely affected.

    Costs related to the Year 2000 issue have been immaterial to date and we expect total future costs to remain below $350,000, of which $100,000 has been accrued as of September 30, 1999. We have funded our Year 2000 plan from operating cash flows and have not separately accounted for these costs in the past. To date, these costs have not been material. We will incur additional costs related to the Year 2000 plan for administrative personnel to manage the project, outside contractor assistance, technical support for our products, product engineering and customer satisfaction. We may experience material problems and costs with Year 2000 compliance that could adversely affect our business, results of operations and financial condition.

     We are continuing to develop a contingency plan to address all situations that may result if we experience material unanticipated problems with our critical operations. This plan includes adequate internal resources that would be available to analyze, assess, and direct remediation efforts to address potential issues, backup systems that don't rely on computers, and alternative sources of supply. We expect to complete this contingency plan later this year. The cost of implementing such a plan may be material. Finally, we are also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failure interruptions. If any of our operations experience Year 2000 problems and we either do not have a contingency plan or our contingency plan is inadequate to address the problems, then our business, results of operations or financial condition could be materially adversely affected.

CONVERSION TO EURO

    Eleven of the 15 common member countries of the European Union have agreed to adopt the Euro as their legal currency. We have arranged for the necessary modifications of our internal information technology and other systems to accommodate Euro-denominated transactions. In addition, our products support the Euro currency symbol. We are also assessing the business implications of the conversion to the Euro, including long-term competitive implications and the effect of market risk with respect to financial instruments. Based on the foregoing, we do not believe the Euro will have a significant effect on our business, financial position, cash flows or results of operations. We will continue to assess the impact of Euro conversion issues as the applicable accounting, tax, legal and regulatory guidance evolves.

RECENT ACCOUNTING PRONOUNCEMENTS

    In March 1998, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. SOP 98-1 provides guidance for accounting for costs of software products developed or purchased for internal use, including when costs should be capitalized. The adoption of this standard did not have a material effect on our financial condition or results of operations.

    In April 1998, AcSEC issued SOP 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5, which is effective for fiscal years beginning after December 15, 1998, provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start up activities and organization costs to be expensed as incurred. The adoption of this standard did not have a material effect on our financial condition or results of operations.

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We are presently analyzing the impact, if any, that the adoption of SFAS No. 133 will have on our financial condition or results of operations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

RISKS RELATED TO OUR BUSINESS

   WE HAVE INCURRED SUBSTANTIAL LOSSES, WE EXPECT CONTINUED LOSSES AND CONTINUED LOSSES WILL HARM OUR BUSINESS.

    We have never been profitable. Our failure to significantly increase our revenue would seriously harm our business and operating results. We have experienced operating losses in each quarterly and annual period since inception and we expect to incur significant losses in the future. We incurred net losses of $952,000 for the period ended December 31, 1996, $8.3 million for the year ended December 31, 1997, $12.9 million for the year ended December 31, 1998 and $14.3 million for the nine months ended September 30, 1999. As of September 30, 1999, we had an accumulated deficit of $36.5 million. We expect to significantly increase our research and development, sales and marketing and general and administrative expenses in future periods. As a result, we will need to significantly increase our quarterly revenue to achieve and maintain profitability. If our revenue grows more slowly than we anticipate or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenue, our business will be materially and adversely affected.

   WE EXPECT TO DEPEND ON OUR APPLICATION SERVER AND RELATED SERVICES FOR SUBSTANTIALLY ALL OF OUR REVENUE FOR THE FORESEEABLE FUTURE AND IF OUR APPLICATION SERVER DOES NOT ACHIEVE WIDESPREAD MARKET ACCEPTANCE, OUR BUSINESS AND RESULTS OF OPERATIONS WILL SUFFER.

    We expect to continue to derive substantially all of our revenue from our SilverStream Application Server and related products and services. Failure to achieve broad market acceptance of the SilverStream Application Server, or a decline in the price of, or demand for, our Application Server and related products and services would seriously harm our business and operating results. We cannot predict the level of market acceptance that will be achieved or maintained by our products and services.

   OUR BUSINESS WILL SUFFER IF WE DO NOT SUCCESSFULLY INTRODUCE ENHANCEMENTS TO OUR APPLICATION SERVER.

     Our future financial performance will depend significantly on revenue from future enhancements to the SilverStream Application Server that we are currently developing and plan to develop. Any delay or difficulties in completing these enhancements would seriously harm our business and operating results. We have recently made available test copies of Version 3.0 of our Application Server, which includes new functionality including improvements to the programming environment as well as support for computing standards, such as Enterprise JavaBeans and Java2, and third-party development tools. We cannot predict the time required to complete testing or the date of commercial release. In addition, we cannot be certain that enhanced versions of the SilverStream Application Server will meet customer performance needs or expectations when shipped or that new versions will be free of significant software defects or bugs.

   WE HAVE ONLY BEEN IN BUSINESS FOR A SHORT PERIOD OF TIME AND YOUR BASIS FOR EVALUATING US IS LIMITED.

    We began commercial shipments of our first software products in November 1997. You must consider the risks, expenses and uncertainties that an early stage company like ours faces, particularly in the new and rapidly evolving Internet market. Because we have only recently commenced commercial sales, our past results and rates of growth may not be meaningful and you should not rely on them as an indication of our future performance.

   OUR LIMITED OPERATING HISTORY MAKES FORECASTING DIFFICULT AND THE FAILURE TO MEET EXPECTATIONS COULD CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

    As a result of our limited operating history, it is difficult to forecast accurately our revenues, and we have limited meaningful historical financial data upon which to base planned operating expenses. If we do not achieve our expected revenues, our operating results will be below our expectations and the expectations of investors and market analysts, which could cause the price of our common stock to decline. Specifically, we were founded in May 1996, and began shipping our first products, the SilverStream Application Server 1.0 and related software development tools, in November 1997. Our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are and will continue to be fixed in the short-term. The revenue and income potential of our products and business are unproven and the market that we are addressing is rapidly evolving.

   THE MARKET FOR OUR PRODUCTS IS EMERGING AND OUR BUSINESS WILL SUFFER IF IT DOES NOT DEVELOP AS WE EXPECT.

    The market for Web application server software has only recently begun to develop, is rapidly evolving and will likely have an increasing number of competitors. We cannot be certain that a viable market for our products will emerge or be sustainable. If the application server market fails to develop, or develops more slowly than expected, our business and operating results would be seriously harmed.

   THE UNPREDICTABILITY OF OUR QUARTERLY OPERATING RESULTS MAY ADVERSELY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

    Our quarterly operating results have varied significantly in the past and will likely vary significantly in the future, making it difficult to predict future performance. These variations result from a number of factors, many of which are outside of our control. Because of this difficulty in predicting future performance, our operating results will likely fall below the expectations of securities analysts or investors in some future quarter or quarters. Our failure to meet these expectations would likely adversely affect the market price of our common stock.

    Although we have limited historical financial data, we believe that our quarterly operating results may experience seasonal fluctuations. For instance, quarterly results may fluctuate based on our clients' calendar year budgeting cycles, deferral of customer orders in anticipation of product enhancements or new products, slow summer purchasing patterns in Europe and our compensation policies that tend to compensate sales personnel, typically in the latter half of the year, for achieving annual quotas.

   WE DEPEND ON INCREASED BUSINESS FROM OUR CURRENT AND NEW CUSTOMERS AND IF WE FAIL TO GROW OUR CUSTOMER BASE OR GENERATE REPEAT BUSINESS, OUR OPERATING RESULTS COULD BE HARMED.

    If we fail to grow our customer base or generate repeat and expanded business from our current and new customers, our business and operating results would be seriously harmed. Most of our customers initially make a limited purchase of our products and services for pilot programs. Many of these customers may not choose to purchase additional licenses to expand their use of our products. Many of these customers have not yet developed or deployed initial applications based on our products. If these customers do not successfully develop and deploy such initial applications, they may choose not to purchase deployment licenses or additional development licenses. Our business model depends on the expanded use of our products within our customers' organizations.

    In addition, as we introduce new versions of our products or new products, our current customers may not require the functionality of our new products and may not ultimately license these products. Because the total amount of maintenance and support fees we receive in any period depends in large part on the size and number of licenses that we have previously sold, any downturn in our software license revenue would negatively impact our future services revenue. In addition, if customers elect not to renew their maintenance agreements, our services revenue could be significantly adversely affected.

   OUR MARKETS ARE HIGHLY COMPETITIVE AND OUR FAILURE TO COMPETE SUCCESSFULLY WILL LIMIT OUR ABILITY TO RETAIN AND INCREASE OUR MARKET SHARE.

    Our markets are new, rapidly evolving and highly competitive, and we expect this competition to persist and intensify in the future. Our failure to maintain and enhance our competitive position will limit our ability to retain and increase our market share resulting in serious harm to our business and operating results.

    Some of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. Many of these companies have more extensive customer bases, broader customer relationships and broader industry alliances that they could leverage, including relationships with many of our current and potential customers. These companies also have significantly more established customer support and professional services organizations. In addition, these companies may adopt aggressive pricing policies, may bundle their competitive products with broader product offerings or may introduce new products and enhancements.

   OUR LENGTHY SALES CYCLE MAKES IT DIFFICULT TO PREDICT OUR QUARTERLY RESULTS.

    A customer's decision to purchase our products typically involves a significant decision by the prospective customer's senior information technology managers, as the customer applications to be built and deployed using our products are generally critical to the customer's business. In addition, we generally need to educate potential customers on the use and benefits of an application server and on the performance features of the SilverStream Application Server. Our long sales cycle makes it difficult to predict the quarter in which sales may occur. The sale of our products is also subject to delays from the lengthy budgeting, approval and competitive evaluation processes that typically accompany significant information technology purchasing decisions. For example, customers frequently begin by evaluating our products on a limited basis and devote time and resources to testing our products before they decide whether or not to purchase a license for deployment. Customers may also defer orders as a result of anticipated releases of new products or enhancements by us or our competitors.

   FAILURE TO DEVELOP AND EXPAND OUR SALES AND MARKETING CAPABILITIES WOULD HARM OUR BUSINESS.

    We need to expand our sales and marketing operations in order to increase market awareness of our products, market the SilverStream Application Server to a greater number of organizations and generate increased revenue. However, competition for qualified sales personnel is intense and we may not be able to hire enough qualified individuals in the future. If we are unable to attract or retain such qualified sales personnel, our business and operating results would be seriously harmed. Our products and services require a sophisticated sales effort targeted at senior information technology management of our prospective customers. New hires require extensive training and typically require at least six months to achieve full productivity. We have limited experience managing a large, expanding and geographically dispersed direct sales force. In addition, we have limited experience marketing our products broadly to a large number of potential customers.

   FAILURE TO MAINTAIN EXISTING, OR INCREASE THE NUMBER OF, THIRD-PARTY DISTRIBUTION RELATIONSHIPS MAY LIMIT OUR ABILITY TO PENETRATE THE MARKET.

    We have a limited number of third-party distribution agreements and we may not be able to increase the number of our distribution relationships or maintain our existing relationships. Our failure to increase the number of our distribution relationships or maintain our existing relationships may limit our ability to penetrate the market. Our current agreements with our distribution partners do not prevent these companies from selling products of other companies, including products that may compete with our products, and do not generally require these partners to purchase minimum quantities of our products. These distributors could give higher priority to the products of other companies or to their own products, than they give to our products. As a result, the loss of, or a significant reduction in sales volume to our current or future distribution partners could seriously harm our revenue and operating results. In addition, a significant increase in sales through these channels could also negatively impact our gross margins, as sales through these channels generally have lower revenue per unit than direct sales.

   FAILURE TO EXPAND OUR SERVICES OFFERINGS WOULD HARM OUR BUSINESS.

    We believe that growth in our product sales depends on our ability to provide our customers with comprehensive services, including application engineering, implementation, training and support, and to educate third-party resellers, instructors and consultants on how to provide similar services. If we fail to attract, train and retain the skilled persons who deliver these services, our business and operating results would be harmed. We plan to increase the number of our services personnel to meet these needs. However, competition for qualified service personnel is intense and we may not be able to attract, train or retain the number of highly qualified service personnel that our business needs.

    We expect our services revenue to increase in dollar amount as we continue to provide consulting, education and technical support services that complement our products and as our installed base of customers grows. To date, our cost of services revenue has been significantly higher than our services revenue, and we expect to continue to incur losses from our services business in the future.

   WE FACE RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS THAT COULD HARM OUR BUSINESS.

    To be successful, we believe we must expand our international operations. Therefore, we expect to commit significant resources to expand our international sales and marketing activities. However, we may not be able to maintain or increase market demand for our products which may harm our business. We are increasingly subject to a number of risks associated with international business activities which may increase our costs, lengthen our sales cycle and require significant management attention. These risks generally include:

    o Increased expenses associated with customizing products for foreign countries;

    o General economic conditions in our international markets;

    o Currency exchange rate fluctuations;

    o Unexpected changes in regulatory requirements resulting in unanticipated costs and delays;

    o Tariffs, export controls and other trade barriers;

    o Longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

    o Potentially adverse tax consequences, including restrictions on the repatriation of earnings; and

    o The risks related to the recent global economic turbulence and adverse economic circumstances in Asia.

   OUR FUTURE SUCCESS DEPENDS ON CONTINUED USE OF THE INTERNET AND GROWTH OF ELECTRONIC BUSINESS.

    Our future success depends heavily on the acceptance and wide use of the Internet for electronic business. If electronic business does not continue to grow or grows more slowly than expected, demand for our products and services will be reduced. Consumers and businesses may reject the Internet as a viable commercial medium for a number of reasons, including potentially inadequate network infrastructure, slow development of enabling technologies, insufficient commercial support or privacy concerns. The Internet's infrastructure may not be able to support the demands placed on it by increased usage. In addition, delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or increased governmental regulation, could cause the Internet to lose its viability as a commercial medium. Even if the required infrastructure, standards, protocols and complementary products, services or facilities are developed, we may incur substantial expenses adapting our solutions to changing or emerging technologies.

   IF WE FAIL TO RESPOND TO RAPID TECHNOLOGICAL CHANGE AND EVOLVING INDUSTRY STANDARDS, OUR PRODUCTS MAY BECOME OBSOLETE.

    The markets for our products and services are marked by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. New products based on new technologies or new industry standards may quickly render an existing product obsolete and unmarketable. Any delays in our ability to develop and release enhanced or new products could seriously harm our business and operating results. Our technology is complex, and new products and product enhancements can require long development and testing periods. Our failure to conform to prevailing standards could have a negative effect on our business and operating results.

   IN ORDER TO MANAGE OUR GROWTH AND EXPANSION, WE WILL NEED TO IMPROVE OUR MANAGEMENT AND OPERATIONAL SYSTEMS ON A TIMELY BASIS.

    We have expanded our operations rapidly since inception. We intend to continue to expand in the foreseeable future to pursue existing and potential market opportunities. This rapid growth places a significant demand on management and operational resources. To be successful, we will need to implement additional management information systems, improve our operating, administrative, financial and accounting systems, procedures and controls, train new employees and maintain close coordination among our executive, engineering, professional services, accounting, finance, marketing, sales and operations organizations. In addition, our growth has resulted, and any future growth will result, in increased responsibilities for management personnel.

    In addition, our principal executive office lease is due to expire in July 2000. We may move our headquarters to new office space or expand into additional office space. We cannot be certain that office space will be available on reasonable terms. We would likely experience significant costs, and we could experience a disruption in the development or marketing of our products, in connection with an expansion or move.

   FAILURE TO RETAIN AND ATTRACT KEY PERSONNEL WOULD HARM OUR BUSINESS.

    Our success depends largely on the skills, experience and performance of the members of our senior management and other key personnel, including our Chairman, David Skok, and our President and Chief Executive Officer, David Litwack. If we lose one or more of the members of our senior management or other key employees, our business and operating results could be seriously harmed. In addition, our future success will depend largely on our ability to continue attracting, training, motivating and retaining highly skilled personnel. None of our senior management or other key personnel is bound by an employment agreement. Like other software companies in the Boston, Massachusetts area, we face intense competition for qualified personnel including software engineering, service and support, and sales and marketing personnel.

   WE INCLUDE THIRD-PARTY SOFTWARE AND TECHNOLOGY IN OUR PRODUCTS AND OUR BUSINESS WOULD BE HARMED IF WE WERE NOT ABLE TO CONTINUE USING THIS THIRD-PARTY SOFTWARE AND TECHNOLOGY.

    Our products integrate third-party text search, object middleware, compiler, encryption, transaction processing and monitoring, Java virtual machine and database technology and products. There are inherent limitations in the use and capabilities of much of the technology that we license from third parties. Our business would be seriously harmed if the providers from whom we license software and technology ceased to deliver and support reliable products, enhance their current products in a timely fashion or respond to emerging industry standards. In addition, the third-party software may not continue to be available to us on commercially reasonable terms or at all. For example, we license some of the components of our products from limited or sole source suppliers, including encryption technology which we license from RSA Data Security. Many of these licenses are subject to periodic renewal. The loss of, or inability to maintain or obtain this software for any reason could result in significant shipment delays or reductions. Furthermore, we might be forced to limit the features available in our current or future product offerings. Either alternative could seriously harm our business and operating results.

    Almost all of our products are written in Java and require a Java virtual machine made available by Sun Microsystems in order to operate. Sun may not continue to make the Java virtual machines available at commercially reasonable terms or at all. Furthermore, if Sun were to make significant changes to the Java language or its Java virtual machines, or fail to correct defects and limitations in these products, our ability to continue to improve and ship our products could be impaired. In the future, our customers may also require the ability to deploy our products on platforms for which technically acceptable Java implementations either do not exist or are not available on commercially reasonable terms.

   OUR SOFTWARE PRODUCTS MAY CONTAIN ERRORS OR DEFECTS THAT COULD RESULT IN LOST REVENUES, DELAYED OR LIMITED MARKET ACCEPTANCE OR PRODUCT LIABILITY CLAIMS WITH SUBSTANTIAL LITIGATION COSTS.

     Complex software products like ours can contain errors or defects, particularly when first introduced or when new versions or enhancements are released. Defects or errors in current or future products, including the SilverStream Application Server Version 3.0, could result in lost revenue or a delay in market acceptance, which would seriously harm our business and operating results. We have in the past discovered software errors in our new releases and new products after their introduction and expect that this will continue. Despite internal testing and testing by current and potential customers, our current and future products may contain serious defects, including Year 2000 errors.

    As many of our customers use our products for business-critical applications, errors, defects or other performance problems could result in financial or other damage to our customers and could significantly impair their operations. Our customers could seek damages for losses related to any of these issues. A product liability claim brought against us, even if not successful, would likely be time consuming and costly to defend and could adversely affect our marketing efforts.

   OUR BUSINESS COULD BE ADVERSELY AFFECTED IF THE SYSTEMS WE USE ARE NOT YEAR 2000 COMPLIANT OR IF OUR CUSTOMERS OR POTENTIAL CUSTOMERS ALTER THEIR PURCHASING PATTERNS AS A RESULT OF THE YEAR 2000.

     We are in the process of assessing any Year 2000 issues with the computer, communications and software systems that we use to deliver our products and to manage our internal operations. If our systems do not operate properly with respect to date calculations involving the Year 2000 and subsequent dates, we could incur unanticipated expenses to remedy any problems, which could seriously harm our business. We may also experience reduced sales of our products as current or potential customers reduce their budgets for enterprise software and Internet products due to increased expenditures on their own Year 2000 compliance efforts.

    The risks posed by Year 2000 issues could adversely affect our business in a number of significant ways. Although we believe that our internally developed systems and technology are Year 2000 compliant, our information technology systems nevertheless could be substantially impaired or cease to operate due to Year 2000 problems. Additionally, we rely on information technology supplied by third parties, and our other business partners, including third-party distributors and consultants, also are heavily dependent on information technology systems and on their own and third-party vendor systems. Year 2000 problems experienced by us or any of these third parties could materially adversely affect our business. Prior versions of our products may contain technology from third parties that is not Year 2000 compliant. Additionally, the Internet could face serious disruptions arising from the Year 2000 problem.

    Many of our customers and potential customers have implemented policies that prohibit or strongly discourage making changes or additions to their internal computer systems until after January 1, 2000. We will experience fewer sales if potential customers delay the purchase and implementation of our products until after January 1, 2000. Purchasing decisions may be delayed as potential customers stabilize their internal computer systems or divert their information technology budgets to address Year 2000 issues. If our potential customers delay purchasing or implementing our products in preparation for the Year 2000 problem, our business would be seriously harmed.

    Given the pervasive nature of the Year 2000 problem, we cannot guarantee that disruptions in other industries and market segments will not adversely affect our business. Moreover, our costs related to Year 2000 compliance, which thus far have not been material, could ultimately be significant. In the event that we experience disruptions as a result of the Year 2000 problem, our business could be seriously harmed.

   OUR BUSINESS MAY SUFFER IF WE CANNOT PROTECT OUR INTELLECTUAL PROPERTY.

    We have no patents, and none may be issued from our existing patent applications. We rely on a combination of contractual provisions, confidentiality procedures, and patent, trademark, trade secret and copyright laws to protect the proprietary aspects of our technology. These legal protections afford only limited protection and competitors may gain access to our intellectual property which may result in the loss of our customers. In addition, despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use our proprietary information. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Any litigation could result in substantial costs and diversion of resources with no assurance of success and could seriously harm our business and operating results. In addition, we sell our products internationally, and the laws of many countries do not protect our proprietary rights as well as the laws of the United States. Our future patents, if any, may be successfully challenged or may not provide us with any competitive advantages.

    We obtain a major portion of our software license revenue from licensing our products under standardized "shrink wrap" agreements that our customers do not sign. If any of these agreements were deemed unenforceable, those customers may seek to use and copy our technology without appropriate limitations.

   WE COULD INCUR SUBSTANTIAL COSTS DEFENDING OUR INTELLECTUAL PROPERTY FROM INFRINGEMENT OR A CLAIM OF INFRINGEMENT.

    Other companies, including our competitors, may obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to make, use or sell our products. As a result, we may be found to infringe on the proprietary rights of others. In the event of a successful claim of infringement against us and our failure or inability to license the infringed technology, our business and operating results would be significantly harmed. Companies in the software market and the Internet market are increasingly bringing suits alleging infringement of their proprietary rights, particularly patent rights. We have been subject to such claims in the past. Any litigation or claims, whether or not valid, could result in substantial costs and diversion of resources with no assurance of success. Intellectual property litigation or claims could force us to do one or more of the following:

    o Cease  selling,   incorporating  or  using  products  or  services  that
      incorporate the challenged intellectual property;

    o Obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms; and

    o Redesign products or services.

   ANY ACQUISITIONS WE MAKE COULD DISRUPT OUR BUSINESS AND CONSEQUENTLY HARM OUR FINANCIAL CONDITION.

    In order to remain competitive, we may find it necessary to acquire additional businesses, products or technologies. If we identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition, or integrate the acquired business, products or technologies into our existing business and operations. Further, completing a potential acquisition and integrating an acquired business will cause significant diversions of management time and resources. If we consummate one or more significant acquisitions in which the consideration consists of stock or other securities, your equity could be significantly diluted. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash, including proceeds from this offering, to consummate an acquisition. Acquisition financing may not be available on favorable terms, or at all. In addition, we may be required to amortize significant amounts of goodwill and other intangible assets in connection with future acquisitions, which would seriously harm our operating results.

   WE MAY INCUR SIGNIFICANT COSTS FROM CLASS ACTION LITIGATION DUE TO OUR EXPECTED STOCK PRICE VOLATILITY.

    In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources.

   ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW COULD PREVENT OR DELAY A CHANGE IN CONTROL OF OUR COMPANY.

    Provisions of our certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

     INSIDERS HAVE SUBSTANTIAL CONTROL OVER SILVERSTREAM AND COULD DELAY OR PREVENT A CHANGE IN CORPORATE CONTROL.

     Upon completion of our initial public offering, our executive officers, directors and principal stockholders beneficially owned, in the aggregate, approximately 55% of our outstanding common stock. As a result, these stockholders have the ability to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change of control of SilverStream.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         SilverStream does not currently use derivative financial instruments. We generally place our marketable security investments in high credit quality instruments, primarily U.S. Government and Federal agency obligations, tax-exempt municipal obligations and corporate obligations with contractual maturities of ten years or less. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is not material.

     We maintain an investment portfolio consisting of demand deposit accounts and an overnight investment portfolio. Due to the short-term average maturity of the investment portfolio, a sudden sharp change in the interest rates would not have a material adverse effect on the value of the portfolio. Based on our investment portfolio and interest rates at September 30, 1999, a 100 basis point increase or decrease in interest rates would result in an increase or decrease of $70,000 respectively, in our results from operations and cash flows.

         Internationally, SilverStream invoices customers primarily in local currency. We are exposed to foreign exchange rate fluctuations from when customers are invoiced in local currency until collection occurs. We do not currently enter into foreign currency hedge transactions. Through September 30, 1999, foreign currency fluctuations have not had a material impact on our financial position or results of operations.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We are not a party to any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c)  Recent Sales of Unregistered Securities

     On July 23, 1999, the Registrant issued and sold an aggregate of 70,500 shares of its common stock to the former shareholders of SilverStream France S.A. in consideration of all of the outstanding share capital and subscription rights for share capital of such company held by such shareholders and the assignment of certain debt payable by such company. From June 30, 1999 through August 24, 1999, the Registrant issued and sold an aggregate of 19,892 shares of its common stock to employees, consultants and directors for aggregate consideration of approximately $10,000 pursuant to exercises of options granted under its 1997 Stock Incentive Plan.

     No underwriters were involved in any of the foregoing sales of securities. Such sales of unregistered securities were made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering or the rules and regulations thereunder, Regulation S relative to sales by an issuer outside the United States, or, in the case of options to purchase common stock, Rule 701 of the Securities Act. All of the foregoing securities are deemed restricted securities for the purposes of the Securities Act.

         (d)  Use of Proceeds from Sales of Registered  Securities

         On August 20, 1999 the Company closed the initial public offering of its Common Stock. The shares of Common Stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Registration No. 333-80553) that was declared effective by the Securities and Exchange Commission on August 16, 1999. The 3,000,000 shares offered by the Company under the Registration Statement were sold at a price of $16.00 per share. Morgan Stanley Dean Witter, BancBoston Robertson Stephens and SG Cowen, the managing underwriters of the offering, also exercised an overallotment option on August 20, 1999 for 450,000 shares. The overallotment shares were sold at a price of $16.00 per share. The aggregate proceeds to the Company from the offering were $55.2 million. In connection with the offering the Company paid an aggregate of $3.9 million in underwriting discounts and commission to the underwriters. In addition, the expenses incurred in connection with the offering were approximately $1.7 million, including $315,000 legal costs, $410,000 accounting costs, $293,000 printing costs, $136,000 registration, filing and related costs, $422,000 Directors and Officers insurance costs and other costs of $124,000.

         After deducting the underwriting discounts and commission and the offering expenses described above, the Company received net proceeds from the offering of approximately $49.6. None of the net proceeds of the offering were paid by the Company, directly or indirectly, to any director, officer or general partner of the Company or any of their associates, or to any persons owning ten percent or more of any class of the Company's equity securities, or any affiliates of the Company.


ITEM 3            DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Pursuant to an Action by Written Consent of Stockholders in Lieu of a Meeting dated July 27, 1999, the holders of 6,795,763 shares of Common Stock and Preferred Stock of the Company (out of 13,239,364 shares of Common Stock and Preferred Stock outstanding) adopted the Amended and Restated 1997 Stock Incentive Plan to increase the number of shares of Common Stock available thereunder and to amend the change in control provisions thereof.

Pursuant  to  a  Consent,   Waiver  and  Amendment  Agreement  executed  by  the
stockholders of the Company dated July 15, 1999, the following matters were approved by the holders of 4,037,048 shares of the Company's Common Stock (out of 5,321,758 shares outstanding) and 6,983,970 shares of the Company's convertible preferred stock (out of 7,843,339 outstanding):

         (a) The Company's Amended and Restated Certificate of Incorporation increasing the number of shares of authorized Common Stock and providing for the indemnification of, and limitation of liability of, officers and directors;

         (b)  The  Company's   Second   Amended  and  Restated   Certificate  of
         Incorporation, subject to the completion of the Company's initial public offering;

         (c) The Company's Amended and Restated By-laws, subject to the filing of the Second Amended and Restated Certificate of Incorporation and the completion of the Company's initial public offering;

         (d)  Amendment of the Investor  Rights  Agreement  amending  Article V,
         Section 11 and omitting Article V, Section 12;

         (e) The designation of five as the number of directors constituting the entire Board of Directors of the Company;

         (f) The election of the following persons to the Board of Directors of the Company to hold office until their successors are duly elected and qualified:

                  David R. Skok
                  David  A. Litwack
                  Timothy Barrows
                  Richard A. D'Amore
                  Paul J. Severino

         (g) Classification of the members of the Board of Directors, subject to the filing of the Second Amended and Restated Certificate of
         Incorporation and the completion of the Company's initial public offering.

         (h) Adoption of  1999 Employee Stock Purchase Plan;

         (i) Ratification of Independent Auditors;

         (j) Notice of Conversion of Preferred Stock;

         (k) Corporate Cleanup; and

         (l) Power of Attorney.


ITEM 5            OTHER INFORMATION

         None

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

        27.1*  Financial Data Schedule


----------

* Filed herewith



(b) No Reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 12, 1999                     SILVERSTREAM SOFTWARE, INC.

                                             By: /s/ CRAIG A. DYNES
                                             Craig A. Dynes
                                             Vice President, Chief Financial
                                               Officer and Treasurer
                                             (Principal Financing and Accounting
                                               Officer)