Form 10-K
period 1999-12-31
SILVERSTREAM SOFTWARE INC
filed 2000-03-22
CIK 1042282

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-K

                                 ---------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission relative to the registrant's 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of the Annual Report on Form 10-K.

     As of March 16, 2000 there were 19,603,961 shares of the registrant's common stock outstanding.

     The aggregate market value of the voting Common Stock held by non-affiliates of the registrant was approximately $920 million based on the last reported sale price of the Common Stock on the Nasdaq consolidated transaction reporting system on March 16, 2000.

                           SILVERSTREAM SOFTWARE, INC.
                     FISCAL YEAR 1999 FORM 10K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                                        `
                                                                                                                           PAGE

         PART I

             Item 1.        Business.................................................................................         3
             Item 2.        Properties...............................................................................        15
             Item 3.        Legal Proceedings........................................................................        15
             Item 4.        Submission of Matters to a Vote of Security Holders......................................        15
         PART II

             Item 5.        Market for Registrant's Common Equity and Related Stockholders Matters...................        16
             Item 6.        Selected Financial Data..................................................................        17
             Item 7.        Management's Discussion and Analysis of Financial Position and Results of Operations.....        19
             Item 7A.       Quantitative and Qualitative Disclosures about Market Risk...............................        25
             Item 8.        Financial Statements and Supplementary Data..............................................        26
             Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....        44
         PART III

             Item 10.       Directors and Officers of the Registrant.................................................        44
             Item 11.       Executive Compensation...................................................................        44
             Item 12.       Security Ownership of Certain Beneficial Owners and Management...........................        44
             Item 13.       Certain Relationships and Related Transactions...........................................        44
         PART IV

             Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................        44
         Signatures..................................................................................................        47


                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    SilverStream is a global provider of software and services that enable businesses and other large organizations to create, deploy and manage software programs for intranets, extranets and the Internet. The advantages of Web-based technology are driving the creation of a new generation of business-transforming software programs. These powerful Web-based programs, or Web applications, link a broad universe of customers, vendors, employees and partners with multiple, diverse data sources. In addition, organizations can design their applications to include the rules that govern the operation of these applications in a manner consistent with their business policies. These rules are known as business logic. We believe our products and services help our customers to rapidly develop Web applications that are scalable, reliable and secure. Using our products and services, organizations can create and deploy robust Web applications in diverse areas such as e-commerce, business-to-business commerce, enterprise portals, employee self-service, supply chain management and customer service.

    Our products consist of an application server, an integrated set of development tools and enterprise data connectors. An application server is a software product that provides access to various forms of electronic information and communicates, usually in the form of a Web application, with the computers of users accessing the information. The SilverStream Application Server tightly integrates data sources, business logic and presentation of content to the user. Using our Application Server, our customers can seamlessly access information and data from diverse sources. Our products allow the business logic to be maintained centrally and therefore easily changed and instantly implemented. The SilverStream Application Server maintains the presentation, or look and feel, of the application centrally and presents content to the user locally, without the need to install application software on the user's remote computer. We believe our development tools shorten the development time and simplify the development process required to build complex Web applications. Our enterprise data connectors facilitate access to data sources associated with some third-party business applications, such as inventory or employee information systems. We also offer comprehensive application engineering, implementation, training and support services to help ensure the successful development and implementation of Web applications by our customers.

    We have recently announced two important future strategic additions to our product offerings. Through our recent acquisition of GemLogic, we plan to offer an Extensible Markup Language, or XML, integration server in addition to our Application Server to enable customers to more easily develop and deploy business-to-business e-commerce applications. XML is an emerging standard for sharing data over the Internet, enabling data to be exchanged among different software, database packages and legacy systems.

    We have also announced the formation of an e-Business Solutions group to deliver pre-built application frameworks. These frameworks provide pre-built, reusable software components and tools that provide some of the key functionality common across Web applications without sacrificing the customization necessary to preserve competitive advantage and meet a customer's business needs. Our first planned product from our e-Business Solutions group is a framework for enterprise portals, which are Web applications that provide an integrated, personalized view of all the applications and information that an individual employee, customer or partner needs on a regular basis. Both of these additions to our product and service offerings will be build on top of our Application Server, leveraging its performance and scalability as well as our integrated development tools.

    We market our products and services globally through our direct sales force and a network of independent software vendors, value-added resellers and consulting partners. To date, we have licensed the SilverStream Application
Server to over 500 customers in a wide variety of industries, including communication, financial services, government, manufacturing, oil and gas, pharmaceutical, technology and transportation.

THE SILVERSTREAM SOLUTION

    SilverStream is a global provider of software and services that enable businesses and other large organizations to create, deploy and manage software programs for intranets, extranets and the Internet. Organizations use our products for such diverse Web applications as e-commerce, employee self-service, supply chain management and customer service. We believe our products and services provide the following benefits:

    Enable Creation and Deployment of Business-Focused Web Applications. Business-focused Web applications enable the dynamic delivery of information and transactional capabilities to a broad group of users. Our products enable large organizations to manage scalable, reliable and secure Web applications and address the unpredictable traffic volumes and patterns and other challenges faced by Web applications. By addressing performance, connectivity and security issues, our products allow customers to focus their resources on the business elements of their Web applications such as reaching new customers, developing new businesses, providing superior customer service, shortening supply cycles and improving the flow of information.

    Extend Reach of Applications and Simplify Administration. The SilverStream Application Server allows organizations to leverage the advantages of thin client computing, which eliminates the need for application software to be installed on the user's computer. Our Application Server allows users to access Web applications through common, easy-to-use Web browsers and other graphical interfaces. The central location of Web applications permits organizations to rapidly modify and deploy applications, enabling organizations to respond quickly to evolving business requirements. These benefits allow organizations to extend Web applications to a broader audience and assist these organizations in reducing their administrative and maintenance costs.

    Enable Creation of Applications that Access Multiple Information Sources. The existence of diverse systems, information and data sources often results in stand-alone applications that are unable to interact with one another. SilverStream's products allow Web applications to access information and data seamlessly from various sources, such as databases, software applications that run on mainframe computers, and manufacturing, accounting, inventory, purchasing and document management systems. By using our products, customers can focus on the design and functionality of strategic Web applications to create comprehensive solutions while preserving their investments in legacy systems.

    Reduce the Complexity of Developing Web Applications. SilverStream's integrated set of development tools provide a common development environment and a consistent look and feel that span multiple, diverse technologies, such as the language used to describe Web pages known as Hyper-Text Markup Language and commonly referred to as HTML, a widely used programming language known as Java, and reusable software objects. We provide a consistent development interface that is familiar to application developers and we offer powerful development functionality. Our products and related consulting, education and support services enhance the productivity of Web application developers, allowing our customers to leverage the existing capabilities of their development staff in an environment where skilled Web application developers are in short supply.

PRODUCTS AND SERVICES

PRODUCTS

    Our product offerings are summarized below:

---------------------------- ------------------------------------------------------------ -------------------------------
          Product                                    Description                                  Shipment Dates

---------------------------- ------------------------------------------------------------ -------------------------------

  Application Server         Application server for the creation, deployment and          Version 3.0 shipped in March
                             management of Web applications.                              2000. First version shipped
                                                                                          in November 1997.

                             Available   for  Windows   NT,   Solaris  or  HP-UX
                             operating systems.

                             Licensed on a per processor basis for unlimited users with no per seat or per connection charges.

  Single  Developer  Pack    A complete set of development and testing  software          Version 2.5 shipped in May 1999.
  Group Developer  Pack      products for creating Web  applications  integrated          First  version  shipped in
  (5  or 10 Developers)      with  the SilverStream Application Server.                   November 1997.

                             The  Single   Developer   Pack  is  for  standalone
                             development on a single Windows NT machine.

                             The Group  Developer Packs are for teams of up to 5
                             or 10  developers  to work  both  independently  on
                             their own computers and as a group. Includes 5 or10
                             Single   Developer   Packs  and  a  5-  or  10-user
                             SilverStream  Application  Server for group testing
                             on Windows NT, Solaris or HP-UX operating systems.

                             Each of the Developer Packs is priced and sold separately.

   Enterprise Data           Products  that  provide  connections  to SAP, Lotus          First shipped in April 1999.
   Connectors                Notes and PeopleSoft applications.

                             Each Enterprise Data Connector is priced and sold separately.

---------------------------- ------------------------------------------------------------ -------------------------------

   SERVICES

    As part of our ongoing commitment to provide a complete solution for our customers, we offer comprehensive consulting, education and technical support services that complement our product offerings. As of December 31, 1999, our services organization comprised 100 professionals.

    To complement our service organization, we train and promote a broad network of SilverStream partners, ranging from international consulting firms to local consultants that offer consulting, education and technical support services. Our customers are encouraged to engage consultants, instructors and developers whose proficiency with our products has been certified by us and who have been designated Certified SilverStream Developers or Certified SilverStream Field Application Engineers.

    CONSULTING SERVICES. We provide application engineering and implementation services to assist our customers in developing and implementing Web applications using our products. Consulting services include advisory, prototyping, design, test and configuration, deployment and tuning services, and technical account management services. We generally provide our consulting services on a time and materials basis.

    EDUCATION SERVICES. We offer our customers and partners introductory and advanced training in the use of our software products. Our employees as well as Certified SilverStream Trainers offer our training classes around the world. We price these services by course.

    TECHNICAL SUPPORT SERVICES. We believe that a high level of technical support services is critical to our customers' success and an important competitive advantage. We offer technical support to our customers, ranging from dedicated on-site support personnel, to telephone support from our Burlington and Belgium offices during normal business hours, to 24-hour on-line support available through our Website. The pricing of our technical support services varies according to the level of support required.

SALES, MARKETING AND DISTRIBUTION

    We market our products through a worldwide combination of a direct sales force, partners and distributors. As of December 31, 1999, our sales and marketing organization consisted of 114 employees, of whom:

    o  39 are located in our headquarters in Burlington, Massachusetts,

    o  33 are located in sales offices in North America, and

    o 42 are located in sales offices in the United Kingdom, The Netherlands, Belgium, Germany, Norway, the Czech Republic, France, Hong Kong, Singapore and Taiwan.

    We have three types of partners that either sell, or help us sell, our products:

    o Value added reseller partners, or VAR partners, resell our products to customers;

    o Consulting partners introduce new potential customers to us and provide consulting services to our customers; and

    o Independent software vendor partners, or ISV partners, use our products to create their own software products.

    We enter into partnership agreements with our partners which include some or all of the following terms and conditions:

    o Term of agreement is generally one year with subsequent one-year renewals;

    o  Grant of license to demonstrate, use and resell SilverStream products;

    o  Grant of license to include SilverStream products in partner products;

    o  Grant of license to use SilverStream trademarks;

    o  Payment to SilverStream of initial and annual partnership fees; and

    o SilverStream product discounts for value added resellers and independent software vendors.

    As of December 31, 1999, we had approximately 300 partners.

    Our products are also sold in Japan, South Africa, South America and Spain through distributors who sell our products and provide consulting, training and educational courses to customers in those countries. In Japan, our distributor has translated our products into Kanji. Our products allow customers to create applications in different languages.

    We also have marketing relationships with other companies who have products that work well with our products. Our SilverNet technology partners are comprised of companies who have created commercial products which complement our products or who market and sell these complementary products. As of December 31, 1999, we had 69 SilverNet technology partners, including Actuate, IBM, PeopleSoft, Rational and SAP. We work with SilverNet partners to help make it easier for customers to use our products with the SilverNet partners' products.

    Our marketing programs are designed to attract potential customers so that we, or one of our partners, can demonstrate our products directly to potential customers. We hold many seminars, some with our partners, send out direct mail and attend trade shows, and provide information about our company and our products on our Web site. We also conduct public relations activities, including interviews and demonstrations for industry analysts and product reviewers.

RESEARCH AND DEVELOPMENT

    As of December 31, 1999, we had 68 employees responsible for product development, quality assurance and documentation. Our research and development organization is divided into five teams: server, client, application development, quality assurance and documentation.

    We  are  very  focused  on  enhancing  the   scalability,   performance  and
reliability of our Application Server. Our quality assurance department has a dedicated performance and tuning laboratory designed to improve the performance of customers' Web-based applications. This laboratory has the ability to simulate up to 12,000 simultaneous users communicating with SilverStream Application Servers running on as many as 24 processors on a dedicated 100 megabits per second network.

    We have made, and will continue to make, a substantial investment in research and development. Research and development expenses were $2.6 million in 1997, $5.1 million in 1998 and $7.1 million in 1999. All of our software development costs have been expensed as incurred.

    While we have developed, and expect to continue to develop, most new products and enhancements to existing products internally, we have licensed software technology from third parties.

Competition

    The market for application server software products is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and other market activities of industry participants. We expect competition to persist and intensify in the future. We encounter current or potential competition from a number of sources, including:

    o  Vendors of application server products and services;

    o  Internally developed applications; and

    o Companies that market business application software.

    Our Application Server competes with application server products from other vendors, including: IBM's WebSphere and Domino server solutions; Sun Microsystems' NetDynamics and Netscape Application Server; Microsoft's Internet Information Server, Active Server pages, Transaction Server and COM technology; BEA Systems' Weblogic, Oracle's Application Server, Allaire's Cold Fusion product and Bluestone's Sapphire/Web product. In addition, we compete with various methods of application distribution and management, including the web browser, and with application server vendors and others that have introduced software distribution capabilities into their products.

    Potential competitors may bundle their products or incorporate an application server component into existing products in a manner that discourages users from purchasing our products. Furthermore, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can.

    We believe the primary factors upon which we compete with vendors of application server software and services are:

    o Product performance and functionality;

    o Ease of use of our products;

    o Ability of our products to handle large volumes of users and transactions;

    o The extent to which our products adhere to industry standards;

    o The ability of our products to run on computer hardware from various manufacturers;

    o The ability of our products to connect to various data sources;

    o Price; and

    o Customer service.

    In  addition,   we  believe  our  products  and  services   provide  shorter
development time and lower cost of ownership in comparison to in-house development efforts.

PROPRIETARY RIGHTS AND LICENSING

    Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright laws and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We presently have five patent applications pending in the United States. We cannot predict whether any of these applications will result in any issued patents or, if patents are issued, any meaningful protection. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to "shrinkwrap" and, in some cases, signed license agreements, which impose restrictions on the licensee's ability to utilize the software. Finally, we seek to limit disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code. Due to rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product developments and enhancements to existing products are more important than the various legal protections of our technology to establishing and maintaining a technology leadership position.

    Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult and while we are unable to determine the extent to which piracy of our software exists, software piracy can be expected to be a persistent problem. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such resulting litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology. Any failure by us to meaningfully protect our property could have a material adverse effect on our business, operating results and financial condition.

    There can be no assurance that third parties will not claim infringement with respect to our current or future products. We expect that developers of Web-based application software products will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and as the functionality of products in different segments of the software industry increasingly overlaps. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. A successful infringement claim against us and our failure or inability to license the infringed rights or develop or license technology with comparable functionality could have a material adverse effect on our business, financial condition and operating results.

    We integrate third-party software into our products. This third-party software may not continue to be available on commercially reasonable terms. The third-party software that we license includes text search software, a database, a Java compiler, a Java runtime environment, an internet browser and an object request broker. These licensed components enhance features in our products but are not critical to the operation of our products. Some of these components are available, at no charge, to our customers from the supplier but are included in our products for customer convenience. In cases where the licensed component provides an operating feature, we believe there are alternative suppliers for the technology who may license their software to us. We also license encryption technology from RSA Data Security under a perpetual agreement that is terminable by either party upon default by the other. RSA is the sole source of this technology and therefore the loss of this license would seriously harm our business. In addition, if we cannot maintain licenses to the other third-party software included in our products, distribution of our products could be delayed until equivalent software could be developed or licensed and integrated into our products, which could materially adversely affect our business, operating results and financial condition.

Employees

    As of December 31, 1999, we had a total of 312 employees of whom:

    o   68 were in research and development;

    o   114 were in sales and marketing;

    o   100 were in customer service and support; and

    o   30 were in finance and administration.

    Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. Our employees are not represented by any collective bargaining unit. We believe our relations with our employees are good.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

    We believe that this document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of management of the Company, based on information currently available to the Company's management. Use of words such as "believes," "expects," "anticipates," "intends," "plans," "estimates," "should," "likely" or similar expressions, indicate a forward-looking statement. Forward-looking statements involve risks, uncertainties and assumptions. Certain of the information contained in this Annual Report on Form 10-K consists of forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include the following:

RISKS RELATED TO OUR BUSINESS

   WE HAVE INCURRED SUBSTANTIAL LOSSES, WE EXPECT CONTINUED LOSSES AND CONTINUED LOSSES WILL HARM OUR BUSINESS.

    We have never been profitable. Our failure to significantly increase our revenue would seriously harm our business and operating results. We have experienced operating losses in each quarterly and annual period since inception and we expect to incur significant losses in the future. We incurred net losses of $952,000 for the period ended December 31, 1996, $8.3 million for the year ended December 31, 1997, $12.9 million for the year ended December 31, 1998 and $22.3 million for the year ended December 31, 1999. As of December 31, 1999, we had an accumulated deficit of $44.2 million. We expect to significantly increase our research and development, sales and marketing and general and administrative expenses in future periods. As a result, we will need to significantly increase our quarterly revenue to achieve and maintain profitability. If our revenue grows more slowly than we anticipate or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenue, our business will be materially and adversely affected.

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

   OUR BUSINESS WILL SUFFER IF WE DO NOT SUCCESSFULLY INTRODUCE ENHANCEMENTS TO OUR APPLICATION SERVER.

   Our future financial performance will depend significantly on revenue from future enhancements to the SilverStream Application Server that we are currently developing and plan to develop. Any delay or difficulties in completing these enhancements would seriously harm our business and operating results. We have recently released Version 3.0 of our Application Server, which includes new functionality including improvements to the programming environment as well as support for computing standards, such as Enterprise JavaBeans and Java2, and third-party development tools. In December 1999, we acquired GemLogic, Inc., a developer of Extensible Markup Language (XML) integration server technology. XML is an emerging standard for sharing data over the Internet and is designed to support business-to-business commerce over the Internet. The acquired technology will require significant additional development before release of any commercial product and we cannot predict the time required to complete development, testing and integration with our Application Server or the date of commercial release. In addition, we cannot be certain that enhanced versions of the SilverStream Application Server or new and enhanced versions of complementary products will meet customer performance needs or expectations when shipped or that new versions will be free of significant software defects or bugs.

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

    In addition, our principal executive office lease is due to expire in July 2000. We have entered into a lease for a new facility and plan to move our headquarters to new office space in the second quarter of 2000. We will likely experience significant costs, and we could experience a disruption in the development or marketing of our products, in connection with our planned move.

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

    WE MAY NOT ACHIEVE THE EXPECTED BENEFITS OF OUR RECENT ACQUISITIONS.

    In December 1999, we acquired ObjectEra, a developer of object request broker computer products, and GemLogic, a developer of XML integration server technology. Our failure to successfully address the risks associated with these acquisitions could have a material adverse effect on our ability to develop and market products based on the acquired technologies. We plan to develop enhanced features to our Application Server and complementary products based on the acquired technologies, and will be devoting significant resources to product development, sales and marketing. To date, GemLogic has not developed a commercial product and ObjectEra's products have had limited sales. The success of these acquisitions will depend on our ability to:

o  successfully integrate and manage the acquired operations;

o retain the software developers and other key employees of ObjectEra and GemLogic;

o develop, integrate and market products and product enhancements based on the acquired technologies; and

o control costs and expenses as well as demands on our management associated with the acquisitions.

     If we are unable to successfully develop and market products and product enhancements as a result of these acquisitions, we may not achieve enhanced revenue or other anticipated benefits from our acquisitions.

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

    Complex software products like ours can contain errors or defects, particularly when first introduced or when new versions or enhancements are released. Defects or errors in current or future products, including the SilverStream Application Server Version 3.0, could result in lost revenue or a delay in market acceptance, which would seriously harm our business and operating results. We have in the past discovered software errors in our new releases and new products after their introduction and expect that this will continue. Despite internal testing and testing by current and potential customers, our current and future products may contain serious defects.

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

    We have attempted to assess, and we must continue to audit Year 2000 issues with the computer, communications and software systems that we use to deliver our products and to manage our internal operations. If our systems do not operate properly with respect to date calculations involving the Year 2000 and subsequent dates, we could incur unanticipated expenses to remedy and problems, which could seriously harm our business. We may also experience reduced sales of our products as current or potential customers reduce their budgets for enterprise software and Internet products due to increased expenditures on their own Year 2000 compliance efforts.

    The risks posed by Year 2000 issues could adversely affect our business in a number of significant ways. Although we believe that our internally developed systems and technology are Year 2000 compliant, our information technology systems nevertheless could be substantially impaired or cease to operate due to Year 2000 problems. Additionally, we rely on information technology supplied by third parties, and our other business partners, including third-party distributors and consultants, also are heavily dependant on information technology systems and on their own and third-party vendor systems. Year 2000 problems experienced by us or any of these third parties could materially adversely affect our business. Prior versions of our products may contain technology from third parties that is not Year 2000 compliant. Additionally, the Internet could face serious disruptions arising from the Year 2000 problems.

    We may experience fewer sales if potential customers delay the purchase and implementation of our products after January 1, 2000 in order to stabilize their internal computer systems or divert their information technology budgets to address Year 2000 issues. If our potential customers delay purchasing or implementing our products in order to address the Year 2000 problem, our business would be seriously harmed.

    Given the pervasive nature of the Year 2000 problem, we cannot guarantee that disruptions in other industries and market segments will not adversely affect our business. Moreover, our costs related to Year 2000 compliance, which thus far have not been material, could ultimately be significant. In the event that we experience disruptions as a result of the Year 2000 problem, our business could be seriously harmed. Our efforts to address Year 2000 issues are described in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Compliance."

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

    INSIDERS HAVE SUBSTANTIAL INFLUENCE OVER SILVERSTREAM AND COULD DELAY OR PREVENT A CHANGE IN CORPORATE CONTROL.

    As of March 16, 2000, our executive officers, directors and principal stockholders beneficially owned, in the aggregate, approximately 41.5% of our outstanding common stock. As a result, these stockholders have the ability to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change of control of SilverStream.

ITEM 2. PROPERTIES

    Our headquarters are currently located in a leased facility in Burlington, Massachusetts, consisting of approximately 40,000 square feet under a sublease that expires in July 2000. We have also leased offices for sales and support personnel in North America, Europe and Asia. In the second quarter of 2000, we intend to relocate our headquarters to a leased facility in Billerica, Massachusetts consisting of approximately 100,000 square feet under a lease that expires in 2006.

ITEM 3.  LEGAL PROCEEDINGS

    We are not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    (a)  Price Range of Common Stock

    Our common stock is listed on the Nasdaq National Market under the symbol "SSSW." Public trading of our common stock commenced on August 17,1999. Prior to that, there was no public market for our common stock. The following table set forth, for the periods indicated, the high and low sale price per share of the common stock on the Nasdaq National Market:

                                                     High        Low
Year Ended December 31, 1999:
Third Quarter (From August 17,1999)                  $42.75      $22.56
Fourth Quarter                                       123.00      26.88


    As of March 16, 2000, there were 19,603,961 shares of the Common Stock outstanding held by approximately 285 holders of record.

    We have never paid or declared any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operations of our business. Our existing equipment line of credit and term loans prohibit the payment of dividends without the consent of the lender.

(b)      Use of Proceeds from Sales of Registered Securities

    On August 20, 1999 the Company closed the initial public offering of its Common Stock. The shares of Common Stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Registration No. 333-80553) that was declared effective by the Securities and Exchange Commission on August 16, 1999. The 3,000,000 shares offered by the Company under the Registration Statement were sold at a price of $16.00 per share. Morgan Stanley Dean Witter, BancBoston Robertson Stephens and SG Cowen, the managing underwriters of the offering, also exercised an overallotment option on August 26, 1999 for 450,000 shares. The overallotment shares were sold at a price of $16.00 per share. The aggregate proceeds to the Company from the offering were $55.2 million. In connection with the offering the Company paid an aggregate of $3.9 million in underwriting discounts and commission to the underwriters. In addition, the expenses incurred in connection with the offering were approximately $1.7 million, including $315,000 in legal costs, $410,000 in accounting costs, $293,000 in printing costs, $136,000 in registration, filing and related costs, and other costs of $546,000.

    After deducting the underwriting discounts and commission and the offering expenses described above, the Company received net proceeds from the offering of approximately $49.6 million. None of the net proceeds of the offering were paid by the Company, directly or indirectly, to any director, officer or general partner of the Company or any of their associates, or to any persons owning ten percent or more of any class of the Company's equity securities, or any affiliates of the Company.

    The net proceeds generated from the offering have been used primarily to fund the Company's working capital, capital expenditures and general corporate needs. In addition, the Company used $4.2 million as an initial payment related to the acquisition of ObjectEra, Inc. Subsequent to December 31, 1999 the Company made a second payment to ObjectEra, Inc. of $3.9 million, as provided for in the purchase and sale agreement. Lastly, the Company granted a note receivable to one of its corporate collaborators for $2.0 million in December, 1999.

ITEM 6.  SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Form 10-K and the consolidated financial statements and notes thereto in Item 14 of this Form 10-K.

                                                         Period from
                                                         May 8, 1996
                                                       (inception) to               Years Ended
                                                        December 31,               December 31,
                                                       -------------   ----------------------------------
                                                            1996           1997         1998         1999
                                                       -------------   ------------ ------------ --------
                                                          (in thousands, except share and per share data)
           Consolidated Statement of Operations
           Data:
           Revenue:

             Software license....................         $   --         $   249      $  5,983     $ 13,826
             Services............................             --              --           825        9,239
                                                          ------          ------      --------     --------
                     Total revenue...............             --             249         6,808       23,065
           Cost of revenue:
             Software license....................             --              90           767        1,412
             Services............................             --             282         1,414       10,253
                                                          ------          ------      --------     --------
                     Total cost of revenue.......             --             372         2,181       11,665
                                                          ------          ------      --------     --------
           Gross profit (loss)...................             --            (123)        4,627       11,400
           Operating expenses:
             Sales and marketing.................             35           3,854        10,776       20,419
             Research and development............            850           2,622         5,070        7,090
             General and administrative..........            120           1,961         2,141        4,301
             Compensation charge for issuance of
               stock options.....................             --              --            --          439
             Amortization of goodwill............             --              --            --          385
             In-process research and development
               charge............................             --              --            --        1,987
                                                          ------          ------      --------     --------
                     Total operating expenses....          1,005           8,437        17,987       34,621
                                                          ------          ------      --------     --------
           Loss from operations..................         (1,005)         (8,560)      (13,360)     (23,221)
           Other income, net.....................             53             225           475        1,232
                                                          ------          ------      --------     --------
           Net loss..............................         $ (952)        $(8,335)     $(12,885)    $(21,989)
           Beneficial conversion feature in
             Series D preferred stock............             --              --            --         (263)
                                                          ------          ------      --------     --------
           Net loss applicable to common
             stockholders........................         $ (952)        $(8,335)     $(12,885)    $(22,252)
                                                          ======          ======      ========     ========
           Basic and diluted net loss per share
             applicable to common stockholders...         $(5.12)        $(10.61)     $  (4.89)    $  (2.64)
           Weighted-average common shares used
             in computing basic and diluted net
             loss per share......................        185,686         785,548     2,632,496    8,419,116


                                                                     As of December 31,
                                                                     ------------------
                                                            1996        1997       1998       1999
                                                         ---------   ---------  ---------  ---------
                                                                        (in thousands)

                Consolidated Balance Sheet Data:

                Cash and cash equivalents..............  $   2,734   $  16,649  $   1,199  $  46,799
                Working capital........................      2,591      16,349      5,119     40,549
                Total assets...........................      3,056      18,956     10,014     80,663
                Long-term debt, less current portion...        189         295        325        509
                Redeemable convertible preferred stock.      3,658      11,638     11,638          -
                Total stockholders' equity (deficit)...       (947)      5,944     (5,048)    63,585

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

    The following discussion should be read together with the Consolidated Financial Statements and accompanying Notes thereto appearing elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements as a result of certain factors including, but not limited to, those set forth under the heading "Certain Factors that may Affect Future Results."

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

    Our operating expenses are classified into five general categories: sales and marketing, research and development, general and administrative, compensation charge for issuance of stock options, and goodwill. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations, marketing materials and tradeshows. Research and development expenses consist primarily of personnel costs to support product development. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees, legal and accounting services and facilities-related expenses. Compensation charge for the issuance of stock options represents the difference between the exercise price of options granted and the estimated fair market value of the underlying common stock on the date of the grant. Goodwill represents the amortization of the goodwill related to the acquisition of some of the company's former distributors in Europe.

    Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and professional services departments, and to establish an administrative organization. As a result, we have incurred net losses in each fiscal quarter since inception and had an accumulated deficit of $44.2 million as of December 31, 1999. We anticipate that our operating expenses will increase substantially in future quarters as we increase sales and marketing operations, expand distribution channels, increase research and development, broaden professional services, expand facilities and support, and improve operational and financial systems. Accordingly, we expect to incur additional losses for the foreseeable future. In addition, our limited operating history makes it difficult for us to predict future operating results and, accordingly, there can be no assurance that we will achieve or sustain revenue growth or profitability.

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our consolidated statements of operations.

                                                                           Years Ended
                                                                           December 31,
                                                                   ---------------------------
                                                                     1997       1998      1999
                                                                   --------   ------    ------
    Revenue:
      Software license.........................................       100.0%    87.9%     59.9%
      Services.................................................         0.0     12.1      40.1
                                                                   --------   ------    ------
              Total revenue....................................       100.0    100.0     100.0
                                                                   --------   ------    ------
    Cost of revenue:
      Software license.........................................        36.2     11.2       6.1
      Services.................................................       113.4     20.8      44.5
                                                                   --------   ------    ------
              Total cost of revenue............................       149.6     32.0      50.6
                                                                   --------   ------    ------
    Gross profit (loss)........................................       (49.6)    68.0      49.4
    Operating expenses:
      Sales and marketing......................................     1,550.7    158.3      88.5
      Research and development.................................     1,055.1     74.5      30.7
      General and administrative...............................       789.1     31.4      18.6
      Compensation charge for issuance of stock options........         0.0      0.0       1.9
      Amortization of goodwill.................................         0.0      0.0       1.7
      In-process research and development charge...............         0.0      0.0       8.7
                                                                   --------   ------    ------
              Total operating expenses.........................     3,394.9    264.2     150.1
                                                                   --------   ------    ------
    Loss from operations.......................................    (3,444.5)  (196.2)   (100.7)
    Other income, net..........................................        90.7      6.9       5.4
                                                                   --------   ------    ------
    Net loss...................................................    (3,353.8)% (189.3)%   (95.3)%
                                                                   ========   ======    ======

YEAR ENDED DECEMBER 31, 1999 COMPARED TO 1998

   REVENUE

    Total revenue increased 239% to $23.1 million for the year ended December 31, 1999 from $6.8 million for the previous year ended December 31, 1998. The increase is attributable to an increase in our customer base resulting in substantial growth in software license and services revenue. Revenue from international sales increased to $8.1 million, or 35% of total revenue, for the year ended December 31, 1999 from $1.8 million, or 27% of total revenue, for the year ended December 31, 1998. The increase in international sales is primarily due to increased selling and related activities in The United Kingdom, Germany, Belgium, The Netherlands, The Czech Republic, Norway, France, Singapore, Hong Kong and Taiwan.

    SOFTWARE LICENSE. Software license revenue increased 131% to $13.8 million for the year ended December 31, 1999 from $6.0 million for the year ended December 31, 1998. The increase is attributable to increased unit sales of our products following the release of Version 2.0 in October of 1998 and Version 2.5 in May of 1999, as well as higher prices realized for our products in 1999 as compared to 1998.

    SERVICES. Services revenue increased 10,199% to $9.2 million for the year ended December 31, 1999 from $825,000 for the year ended December 31, 1998. The primary factor for the increase is attributable to the creation and expansion of our professional consulting organization and the provision of a wider range of consulting services to customers, as well as an increase in the number of customers and support contracts.

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

   COST OF REVENUE

    SOFTWARE LICENSE. Cost of software license revenue increased 84% to $1.4 million for the year ended December 31, 1999 from $767,000 for the year ended December 31, 1998. Cost of software license revenue decreased as a percentage of software license revenue to 10% from 13% for the year ended December 31, 1999 as compared to the previous year ended December 31, 1998. The dollar increase is attributable to increased product, shipping and third party royalty costs from a larger volume of sales orders and to costs associated with our independent software vendors. In addition, the dollar increase reflects higher fulfillment costs associated with the increase in international orders. We expect software license costs to increase in the future due to additional customers licensing our products, both domestically and internationally, as well as the licensing of additional third-party technology that we may choose to embed in our product offerings.

     SERVICES. Cost of services revenue increased 625% to $10.3 million for the year ended December 31, 1999 from $1.4 million for the year ended December 31, 1998. The increase is due to an increase in the number of our education and technical support personnel and to the creation and rapid expansion of our consulting services business in late 1998 and all of 1999. To date, our services costs have been higher than our services revenue. We expect services costs to increase in the future to the extent that we continue to generate new customers and associated software license and services revenue. Services costs as a percentage of services revenue can be expected to vary significantly from period to period depending on the mix of services we provide, whether such services are provided by us or third-party contractors, and overall utilization rates.

   OPERATING EXPENSES

    SALES AND MARKETING. Sales and marketing expenses increased 89% to $20.4 million for the year ended December 31, 1999 from $10.8 million for the year ended December 31, 1998. The increase is attributable to increases in the number of sales employees in North America, as well as the company's expansion of its international sales operations. We believe these expenses will increase significantly in future periods as we expect to continue to expand our sales and marketing efforts. We also anticipate that sales and marketing expenses may fluctuate as a percentage of a total revenue from period to period as new sales personnel are hired and begin to achieve productivity.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased 40% to $7.1 million for the year ended December 31, 1999 from $5.1 million for the year ended December 31, 1998. The increase is primarily attributable to increases in the number of research and development personnel to support SilverStream's product development activities. We believe that continued investment in research and development is critical to attaining our strategic objectives, and, as a result, we expect research and development expenses to increase significantly in future periods. To date, all software development costs have been expensed in the period incurred.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 101% to $4.3 million for the year ended December 31, 1999 from $2.1 million for the year ended December 31, 1998. The increase is attributable to a growing number of administrative employees, as well as an increase in the bad debt reserve as our revenue and accounts receivable grew. We believe general and administrative expenses will increase, as we expect to add personnel to support our expanding operations, incur additional costs related to the growth of our business, and assume the responsibilities of a public company.

    COMPENSATION CHARGE FOR ISSUANCE OF STOCK OPTIONS. We incurred a charge of $439,000 for the year ended December 31, 1999 related to the issuance of stock options with exercise prices below fair market value on the date of grant. There were no such charges for the year ended December 31, 1998. Additional unvested outstanding options will continue to vest over the next four to seven years, which will result in additional compensation expense of approximately $7.2 million in the aggregate in periods subsequent to December 31, 1999, which will be charged to operations over the next four to seven years.

    AMORTIZATION OF GOODWILL. We incurred a charge of $385,000 for the year ended December 31, 1999 related to the amortization of goodwill, as a result of the company's acquisition of three of its European distributors in The Czech Republic, Norway and France, along with two domestic companies; ObjectEra, Inc. and GemLogic, Inc. There were no such charges for the year ended December 31, 1998. Goodwill of approximately $20.7 million in the aggregate will continue to be charged to operations ratably over the next five years.

   IN-PROCESS RESEARCH AND DEVELOPMENT CHARGE. We incurred a charge of $2.0 million for the year ended December 31, 1999 related to an in-process research and development charge as a result of our acquisition of GemLogic, Inc. There were no such charges for the year ended December 31, 1998.

   OTHER INCOME, NET

    Other income, net increased 159% to $1.2 million for the year ended December 31, 1999 from $475,000 for the year ended December 31, 1998. The increase is attributable to an increase in interest income due to higher cash balances in the comparable years ended December 31, 1999 versus December 31, 1998.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO 1997

   REVENUE

    Total revenue increased by approximately $6.6 million from $249,000 in 1997 to $6.8 million in 1998 due to the release of our initial products in November 1997 and the ensuing increase in our customer base. Revenue from international sales increased by approximately $1.7 million from $68,000, or 27% of total revenue, in 1997 to $1.8 million, or 27% of total revenue, in 1998 due to the same factors.

    SOFTWARE LICENSE. Software license revenue increased by approximately $5.7 million from $249,000 in 1997 to $6.0 million in 1998. We first began shipping our products in November 1997. The increase in software license revenue was due primarily to an increase in the number of customers resulting from a full year of selling in 1998 and the release of Version 2.0 of our products in October 1998.

    SERVICES. We had no services revenue in 1997 and services revenue of $825,000 in 1998. Approximately 71% of our services revenue in 1998 resulted from education and support services delivered to an increasing customer base and the remainder resulted primarily from the sale of professional consulting services.

   COST OF REVENUE

    SOFTWARE LICENSE. Cost of software license revenue increased by approximately $677,000 from $90,000 in 1997 to $767,000 in 1998. The increase is attributable to increases in software license revenue and the royalties we pay on third-party software incorporated into Version 2.0 of our products which began shipping in October 1998.

    SERVICES. Cost of services revenue increased by approximately $1.1 million from $282,000 in 1997 to $1.4 million in 1998. Of this increase, approximately 68% was due to an increase in our support organization and the balance was primarily due to the creation of our professional consulting services organization in 1998.

   OPERATING EXPENSES

    SALES AND MARKETING. Sales and marketing expenses increased by approximately $6.9 million from $3.9 million in 1997 to $10.8 million in 1998. The increase was due to increases in sales and marketing personnel and marketing program expenditures. During 1998, we expanded international sales and marketing operations in Germany, Belgium, The Netherlands, Hong Kong, Singapore and Taiwan and we increased the number of personnel and offices in North America.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $2.4 million from $2.6 million in 1997 to $5.1 million in 1998. The increase was primarily due to the hiring of more engineering personnel.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by approximately $180,000 from $2.0 million in 1997 to $2.1 million in 1998. The increase was primarily due to the hiring of more personnel.

   OTHER INCOME, NET

    Other income, net increased by approximately $250,000 from $225,000 in 1997 to $475,000 in 1998. The increase was due primarily to an increase in interest income earned from cash balances on hand in 1998 compared to 1997. Proceeds from the private sale of equity securities in 1997 and 1998 caused cash and short-term investment balances in 1998 to be higher than those in 1997.

NET OPERATING LOSSES AND TAX CREDIT CARRYFORWARDS

    As of December 31, 1999, we had net operating losses and research and development credit carryforwards of approximately $43.0 million and $919,000, respectively. The net operating loss and research and development credit carryforwards will expire at various dates, beginning in 2012, if not utilized. Under the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), substantial changes in our ownership may limit the amount of net operating loss carry-forwards that can be utilized annually in the future to offset taxable income. A valuation allowance has been established to fully reserve the potential benefits of these carryforwards in our financial statements to reflect the uncertainty of future taxable income required to utilize available tax loss carryforwards and other deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have funded our operations primarily through the private sale of our equity securities and our initial public offering resulting in the aggregate, net proceeds of approximately $115.2 million. We have also funded our operations through equipment financings. As of December 31, 1998, we had $4.5 million in cash, cash equivalents and marketable securities, and $5.1 million in working capital. As of December 31, 1999, we had $47.0 million in cash, cash equivalents and marketable securities, and $40.5 million in working capital. We have two term loans and a line of credit for amounts borrowed to finance equipment. These term loans and line of credit are from the same bank and bear interest at the bank's prime rate, (8.50% at December 31, 1999) plus 0.5%. At December 31, 1999, we had a total of approximately $1.0 million outstanding under these term loans and the line of credit. Borrowings under these term loans and the line of credit are secured by substantially all of our tangible assets. On October 31, 1999, the line of credit converted into a term loan with principal repayments commencing on November 1, 1999 in 36 equal monthly payments.

    Net cash used in operating activities was $8.0 million in 1997, $13.0 million in 1998 and $17.2 million in 1999. Net cash flows from operating activities in each period reflect increasing net losses and, to a lesser extent, accounts receivable offset in part by increases in accounts payable, accrued expenses and deferred revenue.

    Net cash used in investing activities was $1.6 million in 1997, $4.3 million in 1998 and $1.1 million in 1999. Investing activities in each period reflects purchases of property and equipment, as well as purchases and sales of short-term investments. Investing activities in 1999, also reflects the acquisition of ObjectEra, Inc.

    Net cash provided by financing activities was $23.4 million in 1997, $1.9 million in 1998 and $64.9 million in 1999. Cash provided by financing activities includes proceeds from the issuance of preferred and common stock, offset by the payments on long-term debt in each period, as well as proceeds from equipment financings in 1997, 1998 and 1999.

    Capital expenditures were $1.6 million in 1997, $1.0 million in 1998 and $2.2 million in 1999. Our capital expenditures consisted of purchases of operating resources to manage our operations, including computer hardware and software, office furniture and equipment and leasehold improvements. Purchases of computer equipment represent the largest component of our capital expenditures. We expect this trend to continue as we move our headquarters in the second quarter of 2000, increase the number of employees, increase the size of our development and quality assurance testing facilities and improve and expand our information systems. We expect that our capital expenditures will continue to increase in the future. Since inception, we have generally funded capital expenditures either through the use of working capital or with equipment bank loans.

    On August 20, 1999, we completed an initial public offering in which the company sold 3,000,000 shares of its common stock for net proceeds to the Company of $42,940,000. On August 26, 1999, the Company's underwriters exercised their over-allotment option, which resulted in the sale of an additional 450,000 shares of the Company's stock which generated additional proceeds of $6,696,000, net of issuance costs. Upon closing of the initial public offering, each outstanding share of the Company's Redeemable Convertible Preferred Stock and Convertible Preferred Stock was automatically converted into one share of common stock of the Company resulting in the issuance of 8,659,208 shares of common stock.

    On November 9, 1999 we entered into a lease for our principal executive offices. The term of the lease is from March 1, 2000 to February 28, 2006. Annual lease payments are $800,000 for the first year, $1,200,000 for the second year and $1,375,000 for each of the remaining years.

    On December 13, 1999 we acquired two companies, GemLogic and ObjectEra. The total consideration for GemLogic and ObjectEra is $20.2 million paid in shares of our commons stock and cash. Additional future consideration of up to $1.95 million in cash and up to $6.75 million in common stock will be paid in the future depending on future events. Of the cash portion of the total consideration, we paid $4.2 million on December 13, 1999 and subsequent to year end, we made another cash payment of $3.9 million on February 1, 2000. Employees of GemLogic were granted non-qualified stock options at exercise prices ranging between approximately $40 and $60 per share. A compensation charge for the issuance of these stock options, representing the difference between the exercise price of options granted and the fair market value, of up to approximately $5.6 million in the aggregate will be charged to operations based upon vesting of these options over the next four to seven years.

    On January 31, 2000, we completed a secondary public offering in which the company sold 1,445,851 shares of its common stock for net proceeds to the Company of $156,136,000. Also on January 31, 2000, the Company's underwriters exercised their over-allotment option, which resulted in the sale of an additional 330,000 shares of the Company's stock which generated additional proceeds of $35,739,000, net of issuance costs.

    We expect to experience significant growth in our operating expenses, particularly research and development and sales and marketing expenses, for the foreseeable future in order to execute our business plan. As a result, we anticipate that such operating expenses, as well as planned capital expenditures and the expansion of our professional services organization, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions of, or investments in, complementary businesses, technologies or product lines. We believe that the net proceeds from the sale of the common stock in this offering, together with funds generated from operations and existing cash and cash equivalents, will be sufficient to meet our working capital requirements for at least the next 12 months. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

    We do not believe that inflation has had a material impact on our operations.

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

    In prior periods, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $15,000 during 1999 to remedy its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133") as amended by SFAS No. 137, which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is presently analyzing the impact, if any, that the adoption of SFAS No. 133 will have on its financial condition or results of operations.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements." The SAB formalizes positions the staff has expressed in speeches and comment letters. SAB 101 is effective no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999. The Company is presently analyzing the impact, if any, that the adherence to the SAB will have on its financial condition or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

    Internationally, SilverStream invoices customers primarily in local currency. We are exposed to foreign exchange rate fluctuations from when customers are invoiced in local currency until collection occurs. We do not currently enter into foreign currency hedge transactions. Through December 31, 1999, foreign currency fluctuations have not had a material impact on our financial position or results of operations.

    Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. A hypothetical 10% increase or decrease in interest rates, however, would not have a material adverse effect on our financial condition.

    Interest income on the Company's investments is carried in "Other income, net." The Company accounts for cash equivalents and marketable securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115,
"Accounting for Certain Investments in Debt and Equity Securities." Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less. Cash equivalents are carried at cost, which approximates fair market value. The Company's marketable securities are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholder's equity (deficit).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           SILVERSTREAM SOFTWARE, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                                                     Page

           Report of Independent Auditors....................................................................         27
           Consolidated Balance Sheets.......................................................................         28
           Consolidated Statements of Operations.............................................................         29
           Consolidated Statements of Changes in Redeemable Convertible
             Preferred Stock and Stockholders' Equity (Deficit)..............................................         30
           Consolidated Statements of Cash Flows.............................................................         31
           Notes to Consolidated Financial Statements........................................................         32

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
SilverStream Software, Inc.

    We have audited the accompanying consolidated balance sheets of SilverStream Software, Inc. (the Company) as of December 31, 1998 and 1999, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SilverStream Software, Inc. at December 31, 1998 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                           /s/ ERNST & YOUNG LLP

Boston, Massachusetts
February 1, 2000,

                           SILVERSTREAM SOFTWARE, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                             December 31,
                                                                                     --------------------------
                                                                                          1999          1998
                                                                                     ------------  ------------

                                           Assets
         Current assets:
           Cash and cash equivalents...............................................   $46,798,806  $  1,198,584
           Marketable securities...................................................       246,690     3,330,603
           Accounts receivable; net of allowances of $763,245 and $475,993 at
             December 31, 1999 and 1998, respectively..............................     6,938,308     3,339,667
           Note receivable.........................................................     2,000,000             -
           Prepaid expenses........................................................     1,130,809       247,413
           Other current assets....................................................         3,263       100,930
                                                                                     ------------  ------------
                  Total current assets.............................................    57,117,876     8,217,197

         Furniture, equipment and leasehold improvements, net......................     2,835,698     1,796,346
         Intangibles, net..........................................................    20,708,961             -
                                                                                     ------------  ------------

                  Total assets.....................................................  $ 80,662,535  $ 10,013,543
                                                                                     ============  ============

                       Liabilities and stockholders' equity (deficit)

         Current liabilities:
           Accounts payable........................................................  $  7,740,194  $  1,176,190
           Accrued expenses........................................................     3,299,570       422,749
           Deferred revenue........................................................     5,078,728     1,063,658
           Current portion of long-term debt.......................................       450,773       435,820
                                                                                     ------------  ------------
                  Total current liabilities........................................    16,569,265     3,098,417

         Long-term debt, less current portion......................................       508,526       324,787
         Redeemable convertible preferred stock:
              Series A redeemable convertible preferred stock, $.001 par value -
               authorized,  issued and outstanding none at December 31, 1999 and
               3,683,050 at December 31, 1998......................................             -     3,658,050
              Series B redeemable convertible preferred stock, $.001 par value -
               authorized 1,600,000 shares; issued and outstanding none at
               December 31, 1999 and 1,500,938 at December 31, 1998................             -     7,980,000
         Stockholders' equity (deficit):
              Series C convertible preferred stock, $.001 par value - authorized
              2,000,000 shares; issued and outstanding none at December 31, 1999
               and 1,922,588 at December 31, 1998..................................             -    16,856,323
              Common stock, $.001 par value - authorized 100,000,000 shares;
               issued and outstanding 17,689,870 at December 31, 1999 and 5,206,779
               at December 31, 1998 ...............................................        17,689         5,207
              Additional paid-in capital...........................................   115,185,253       365,985
              Deferred compensation................................................    (7,213,359)            -
              Accumulated deficit..................................................   (44,161,019)  (22,171,726)
              Other comprehensive loss.............................................      (140,320)            -
              Notes receivable from stockholders...................................      (103,500)     (103,500)
                                                                                     ------------  ------------
                  Total stockholders' equity (deficit).............................    63,584,744    (5,047,711)
                                                                                     ------------  ------------

                  Total liabilities and stockholders' equity (deficit).............  $ 80,662,535  $ 10,013,543
                                                                                     ============  ============






                             See accompanying notes


                           SILVERSTREAM SOFTWARE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          Years ended
                                                                          December 31,
                                                          -----------------------------------------
                                                               1999           1998           1997
                                                          ------------   ------------   ------------
Revenue:
  Software license....................................    $ 13,825,676    $ 5,982,534    $   248,524
  Services............................................       9,238,731        825,365              -
                                                          ------------    -----------    -----------
          Total revenue...............................      23,064,407      6,807,899        248,524
Cost of revenue:
  Software license....................................       1,412,175        767,225         89,997
  Services............................................      10,252,589      1,413,962        281,796
                                                          ------------    -----------    -----------
          Total cost of revenue.......................      11,664,764      2,181,187        371,793
                                                          ------------    -----------    -----------

Gross profit..........................................      11,399,643      4,626,712       (123,269)
Operating expenses:
  Sales and marketing.................................      20,419,430     10,776,396      3,853,766
  Research and development............................       7,090,691      5,069,465      2,622,200
  General and administrative..........................       4,300,713      2,141,187      1,961,205
  Compensation charge for issuance of stock options...         438,594              -              -
  Amortization of goodwill............................         384,729              -              -
  In-process research and development charge..........       1,986,659              -              -
                                                          ------------    -----------    -----------
          Total operating expenses....................      34,620,816     17,987,048      8,437,171
                                                          ------------    -----------    -----------

Loss from operations..................................     (23,221,173)   (13,360,336)    (8,560,440)

Interest and other income.............................       1,421,743        559,495        274,331
Interest expense......................................        (189,863)       (84,206)       (48,986)
                                                          ------------    -----------    -----------
Net loss..............................................    $(21,989,293)  $(12,885,047)   $(8,335,095)

Beneficial conversion feature in Series D preferred
 stock................................................        (263,158)             -              -
                                                          ------------    -----------    -----------
Net loss applicable to common stockholders............    $(22,252,451)  $(12,885,047)   $(8,335,095)
                                                          ============    ===========    ===========
Basic and diluted net loss per share applicable to
common stockholders...................................    $      (2.64)  $      (4.89)   $    (10.61)
                                                          ============    ===========    ===========
Weighted-average common shares used in computing basic
and diluted net loss per share applicable to common
stockholders..........................................       8,419,116      2,632,496        785,548






                             See accompanying notes

                           SILVERSTREAM SOFTWARE, INC.

                      CONSOLIDATED STATEMENTS OF CHANGES IN
    REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS EQUITY (DEFICIT)

                                                               Redeemable
                                                              Convertible               Convertible
                                                            Preferred Stock            Preferred Stock           Common Stock
                                                        ----------------------    -----------------------   ----------------------
                                                          Shares       Amount        Shares      Amount        Shares      Amount
                                                        ---------   ----------    ----------  -----------   -----------  ---------
Balance at December 31, 1996..........................  3,683,050   $3,658,050                                4,639,367  $   4,639
Issuance of common stock in April, August, November
 and December 1997....................................                                                          577,914        578
Issuance of Series B preferred stock in June and
 September 1997 (net of issuance costs of $20,000)....  1,500,938    7,980,000
Note issued for purchase of common stock in August
 1997.................................................
Repurchase and retirement of common stock in February
 and October 1997.....................................                                                          (130,890)      (131)
Issuance of Series C preferred stock in November and
 December 1997 (net of issuance costs of $20,000).....                            1,728,283    $15,154,325
Net loss..............................................
                                                        ---------   ----------    ----------   -----------   ----------   --------
Balance at December 31, 1997..........................  5,183,988   11,638,050    1,728,283     15,154,325    5,086,391      5,086
Issuance of common stock in January and December 1998.                                                           64,863         65
Issuance of Series C preferred stock in March 1998
 (net of issuance costs of $4,000)....................                              194,305      1,701,998
Exercise of stock options in June through December
 1998.................................................                                                           55,525         56
Net loss..............................................
                                                        ---------   ----------    ----------   -----------   ----------   --------
Balance at December 31, 1998..........................  5,183,988   11,638,050    1,922,588     16,856,323    5,206,779      5,207
Issuance of Series D preferred stock in March, April
 and May 1999 (net of issuance costs of $22,000)......                            1,552,632     14,727,997
Repurchase and retirement of common stock in March                                                              (10,754)       (11)
 1999.................................................
Exercise of stock options.............................                                                          130,181        129
Issuance of Common Stock in June, July, August and
 December 1999........................................                                                        3,704,456      3,705
Conversion of redeemable convertible preferred stock
 in August 1999....................................... (5,183,988) (11,638,050)  (3,475,220)   (31,584,320)   8,659,208      8,659
Deferred Compensation on grant of stock options.......
Amortization of deferred compensation.................
Net loss..............................................
Currency translation adjustment.......................

Comprehensive loss....................................
                                                        ---------   ----------    ----------    ----------   ----------   --------
Balance at December 31, 1999..........................          -            -             -             -   17,689,870   $ 17,689
                                                        =========   ==========    ==========    ==========   ==========   ========

                                                                                                         Other           Notes
                                                       Additional                                     Comprehensive    Receivable
                                                         Paid-in       Deferred        Accumulated       Income        from Sale
                                                         Capital     Compensation        Deficit         (Loss)         of Stock
                                                      ------------  --------------    ------------   --------------   -----------
Balance at December 31, 1996..........................                                $   (951,584)
Issuance of common stock in April, August, November
 and December 1997....................................$   174,796
Issuance of Series B preferred stock in June and
September 1997 (net of issuance costs of $20,000).....
Note issued for purchase of common stock in August
 1997.................................................                                                               $   (103,500)
Repurchase and retirement of common stock in February
 and October 1997.....................................
Issuance of Series C preferred stock in November and
 December 1997 (net of issuance costs of $20,000).....
Net loss..............................................                                  (8,335,095)
                                                      ------------    ------------    ------------   --------------  ------------
Balance at December 31, 1997..........................     174,796                      (9,286,679)                      (103,500)
Issuance of common stock in January and December 1998.     181,887
Issuance of Series C preferred stock in March 1998
 (net of issuance costs of $4,000)....................
Exercise of stock options in June through December
 1998.................................................       9,302
Net loss..............................................                                 (12,885,047)
                                                      ------------    ------------    ------------   --------------  ------------
Balance at December 31, 1998..........................     365,985                     (22,171,726)                      (103,500)
Issuance of Series D preferred stock in March, April
 and May 1999 (net of issuance costs of $22,000)......
Repurchase and retirement of common stock in March
 1999.................................................
Exercise of stock options.............................     269,852
Issuance of Common Stock in June, July, August and
 December 1999........................................  63,683,752
Conversion of redeemable convertible preferred stock
 in August 1999......................................   43,213,711
Deferred Compensation on grant of stock options.......   7,651,953    $ (7,651,953)
Amortization of deferred compensation.................                     438,594
Net loss..............................................                                 (21,989,293)
Currency translation adjustment.......................                                               $     (140,320)
                                                                                                     --------------
Comprehensive loss....................................
                                                      ------------    ------------     -----------   --------------  ------------
Balance at December 31, 1999..........................$115,185,253    $ (7,213,359)   $(44,161,019)  $     (140,320) $   (103,500)
                                                      ============    ============     ===========   ==============  ============


                                                           Total
                                                        Stockholders'
                                                          Equity
                                                         (Deficit)
                                                       ------------
Balance at December 31, 1996..........................  $  (946,945)
Issuance of common stock in April, August, November
 and December 1997....................................      175,374
Issuance of Series B preferred stock in June and
September 1997 (net of issuance costs of $20,000).....            -
Note issued for purchase of common stock in August
 1997.................................................     (103,500)
Repurchase and retirement of common stock in February
 and October 1997.....................................         (131)
Issuance of Series C preferred stock in November and
 December 1997 (net of issuance costs of $20,000).....   15,154,325
Net loss..............................................   (8,335,095)
                                                       ------------
Balance at December 31, 1997..........................    5,944,028
Issuance of common stock in January and December 1998.      181,952
Issuance of Series C preferred stock in March 1998
 (net of issuance costs of $4,000)....................    1,701,998
Exercise of stock options in June through December
 1998.................................................        9,358
Net loss..............................................  (12,885,047)
                                                       ------------
Balance at December 31, 1998..........................   (5,047,711)
Issuance of Series D preferred stock in March, April
 and May 1999 (net of issuance costs of $22,000)......   14,727,997
Repurchase and retirement of common stock in March
 1999.................................................          (11)
Exercise of stock options.............................      269,981
Issuance of Common Stock in June, July, August and
 December 1999........................................   63,687,457
Conversion of redeemable convertible preferred stock
 in August 1999.......................................            -
Deferred Compensation on grant of stock options.......            -
Amortization of deferred compensation.................      438,594
Net loss..............................................  (21,989,293)
Currency translation adjustment.......................     (140,320)
                                                        ------------
Comprehensive loss....................................  (22,129,613)
                                                       ------------
Balance at December 31, 1999.......................... $ 63,584,744
                                                       ============

                           SILVERSTREAM SOFTWARE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         For the Year Ended
                                                                                               December 31,
                                                                           --------------------------------------------
                                                                                1999            1998            1997
                                                                           ------------    ------------    ------------
     Operating activities

     Net loss.........................................................     $(21,989,293)   $(12,885,047)   $ (8,335,095)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization..................................        1,673,163         724,045         345,494
       Provision for allowances on accounts receivable................          287,252         431,333          44,660
       In-process research and development charge.....................        1,986,659               -               -
       Operating expenses paid with issuance of preferred stock.......                -               -          79,998
       Operating expenses paid with issuance of common stock..........                -         181,952          20,700
       Compensation charge for issuance of stock options..............          438,594               -               -
       Changes in operating assets and liabilities:
         Accounts receivable..........................................       (3,328,390)     (3,577,745)       (237,915)
         Note receivable..............................................       (2,000,000)              -               -
         Prepaid expenses.............................................         (722,227)         69,837        (303,579)
         Other current assets.........................................          167,673         166,824               -
         Accounts payable and accrued expenses........................        3,556,812         870,286         385,486
         Deferred revenue.............................................        2,731,856       1,026,571          37,087
                                                                            -----------    ------------    ------------
     Net cash used in operating activities............................      (17,197,901)    (12,991,944)     (7,963,164)
                                                                            -----------    ------------    ------------

     Investing activities

     Purchase of ObjectEra, Inc., net of cash acquired................       (3,089,598)              -               -
     Purchase of furniture and equipment..............................       (2,208,906)       (992,236)     (1,564,812)
     Cash acquired through acquisitions of subsidiaries...............          255,310               -               -
     Sale (purchase) of available-for-sale securities.................        3,083,913      (3,330,603)              -
                                                                            -----------    ------------    ------------
     Net cash used in investing
       activities.....................................................       (1,959,281)     (4,322,839)     (1,564,812)
                                                                            -----------    ------------    ------------

     Financing activities

     Net proceeds from issuance of preferred stock....................       14,727,997       1,701,998      23,054,327
     Net proceeds from issuance of common stock.......................       50,006,058           9,358          51,043
     Repurchase and retirement of common stock........................              (11)              -               -
     Proceeds from line of credit.....................................          750,000         602,317         513,110
     Payments on long-term debt.......................................         (551,309)       (449,647)       (175,087)
                                                                            -----------    ------------    ------------
     Net cash provided by financing activities........................       64,932,735       1,864,026      23,443,393
                                                                            -----------    ------------    ------------

     Effects of exchange rate on cash and cash equivalents............         (175,331)              -               -

     Net increase (decrease) in cash and cash equivalents.............       45,600,222     (15,450,757)     13,915,417

     Cash and cash equivalents at beginning of period.................        1,198,584      16,649,341       2,733,924
                                                                              ---------    ------------    ------------
     Cash and cash equivalents at end of period.......................      $46,798,806    $  1,198,584    $ 16,649,341
                                                                            ===========    ============    ============
     Supplemental Information Cash paid during the period for:

         Income taxes.................................................      $    21,110    $     14,283    $        456
                                                                            ===========    ============    ============
         Interest.....................................................      $    78,891    $     84,206    $     48,986
                                                                            ===========    ============    ============







                             See accompanying notes.

                           SILVERSTREAM SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS

    SilverStream Software, Inc. (the Company) was incorporated on May 8, 1996. The Company is a global provider of application server software and services that enable businesses and other large organizations to create, deploy and manage software applications for intranets, extranets and the Internet. The Company markets their software worldwide and has sales offices in the United Kingdom, The Netherlands, Belgium, Germany, Norway, the Czech Republic, France, Hong Kong, Singapore and Taiwan.

    The market for application server software has only recently begun to develop, is rapidly evolving and will likely have an increasing number of competitors. The market is marked by rapid technological change, frequent new product introductions and enhancements and evolving industry standards. The Company's future financial performance will depend on the market's acceptance of its application server products and the Company's ability to successfully introduce enhancements to their application server products and to expand its operations to meet the evolving customer needs within the industry.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its international subsidiaries, all of which are wholly owned, located in Europe and Asia. All intercompany accounts and transactions have been eliminated in consolidation.

    The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

   USE OF ESTIMATES

    The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

   CASH EQUIVALENTS AND MARKETABLE SECURITIES

    The Company accounts for cash equivalents and marketable securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115,
"Accounting for Certain Investments in Debt and Equity Securities." Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less. Cash equivalents are carried at cost, which approximates fair market value. The Company's marketable securities are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as a separate component of comprehensive loss. As of December 31, 1999, the Company has a $300,000 restriction on its cash balance, as a result of a secured Letter of Credit. This Letter of Credit was issued by the Company's primary bank to the landlord of the Company's new corporate headquarters, as part of the lease negotiations. The lease commences on March 1, 2000 and expires on February 28, 2006 at which time the Letter of Credit will expire, as well. As of December 31, 1999 the Company's marketable securities consisted of investment-grade corporate bonds.

    As of December 31, 1999, all of the Company's marketable securities had contractual maturities within one year.

   CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, marketable securities, accounts receivable and other receivables. Concentration of credit risk with respect to cash equivalents and marketable securities is limited as these assets are primarily investment-grade corporate bonds with high-credit, quality financial institutions.

    Concentration of credit risk with respect to accounts receivable is limited due to the large number of companies comprising the Company's customer base. On-going credit evaluations of customers' financial condition are performed and collateral is generally not required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

   FURNITURE AND EQUIPMENT

    Furniture and equipment is stated at cost. Depreciation is computed by use of the straight-line method over the following estimated useful lives:

    Leasehold improvements........................     Lesser of remaining
                                                       lease-term or useful life
    Furniture and fixtures........................     5 years
    Computer equipment and software...............     3 years
    Telephone equipment...........................     3 years


   ADVERTISING COSTS

    The Company expenses advertising costs as incurred. Advertising costs were $858,000 and $805,000 for the years ended December 31, 1998 and 1999, respectively.

   CAPITALIZED SOFTWARE

    Capitalization of software development costs under SFAS No. 86 begins upon the establishment of technological feasibility. Technological feasibility is established upon the completion of a working model. The establishment of technological  feasibility  and the  ongoing  assessment  of  recoverability  of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Costs incurred by the Company between completion of a working model and the point at which the product is ready for general release have been insignificant. Therefore, through December 31, 1998 and 1999, all research and development costs have been expensed as incurred.

   REVENUE RECOGNITION

    Revenue recognition from software license fees and from sales of software products is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant Company obligations with regard to implementation remain, the fee is fixed or determinable and collectibility is probable. Update assurance agreements represent the right to receive unspecified upgrades on an if-and-when available basis. Fees from update assurance agreements, which are separately negotiated and priced, are deferred and recognized on a straight-line basis over the life of the related agreement, which is typically one year.

    Services revenue is primarily comprised of revenue from consulting, technical support and education services. Services revenue from consulting and education is billed on a time and materials basis and is recognized as the services are performed. Technical support revenue is deferred and recognized on a straight-line basis as service revenue over the life of the related agreement, which is typically one year.

    Customer advances and billed amounts due from customers in excess of revenue recognized are recorded as deferred revenue and recognized as the services are delivered.

    Revenue derived from arrangements with resellers of our products is not recognized until the software is shipped to the customer.

    Sales to independent software vendors (ISVs) are deferred and recognized on a straight line basis as product revenue over the life of the agreement, which is typically one year, since the only undelivered element under these agreements is service for which no pattern of performance is discernible. ISV-related partner fees are deferred and recognized on a straight line basis as an offset to the related expenses over the life of the agreement, which is typically one year, since the Company considers such fees to be reimbursement for costs incurred, primarily marketing support, in connection with its ISV partner program.

    Customer returns are estimated and accrued for as a percentage of net product revenues based upon historical trends.

    The Company adopted Statement of Position (SOP) 97-2, "Software Revenue Recognition" and SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition," as of January 1, 1998. SOP 97-2 and SOP 98-4 provide guidance for recognizing revenue on software transactions and supersede SOP 91-1.

    The Company will adopt SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." SOP 98-9 amends SOP 98-4 to extend the period of deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 97-2 are effective for transactions entered into in fiscal years beginning after March 15, 1999.

    The adoption of SOP 97-2 and SOP 98-4 did not have a material impact on the Company's financial results. In addition, the Company believes that the adoption of SOP 98-9 will not have a material impact on the Company's financial results.

   LICENSING AGREEMENTS

    The Company has entered into various licensing agreements with third-party software and technology companies, primarily for encryption technology, requiring royalty payments which are based on either a percentage of product revenue or per unit sales. Royalty expenses, which are charged to cost of revenue under these license agreements, totaled $168,000 and $310,000 for the years ended December 31, 1998 and 1999, respectively. Prepaid royalties related to these licensing agreements were $113,000 and $399,000 for the years ended December 31, 1998 and 1999, respectively.

   EARNINGS PER SHARE

    The Company computes earnings per share in accordance with SFAS No. 128, "Earnings per Share". SFAS 128 requires calculation and presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted average number of common shares outstanding and excludes any dilutive effects of warrants, stock options, common stock subject to repurchase or other type securities. Diluted earnings per share is calculated based on the weighted average number of common shares outstanding and the dilutive effect of warrants, stock options, and related securities calculated using the treasury stock method. Dilutive securities are excluded from the diluted earnings per share calculation if their effect is anti-dilutive.

   INCOME TAXES

    The Company provides for income taxes under SFAS No. 109, "Accounting for Income Taxes." Under SFAS 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

   FINANCIAL INSTRUMENTS

    The fair value of the Company's financial instruments, which include cash and cash equivalents, marketable securities, accounts receivable, other receivables, accounts payable and long term debt, are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. The carrying value of these financial instruments approximated their fair value at December 31, 1998 and 1999 due to the short term nature of these instruments and the variable interest rate on the long term debt.

   FOREIGN CURRENCY TRANSLATIONS

    Financial statements of foreign subsidiaries are translated into U.S. dollars at the exchange rate as of the balance sheet dates, with the exception of revenues, costs and expenses. All revenues, costs and expenses are translated at a weighted-average of exchange rates in effect during the year. Net exchange gains or losses resulting from the translation of the foreign financial statements are recorded as a separate component of comprehensive income. Transaction adjustments for all foreign subsidiaries are included in income.

   ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

    Long-lived assets used in operations, such as the excess cost over net assets of businesses acquired, and property, plan and equipment, are included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. If the impairment evaluation indicates the affected asset is not recoverable, the asset's carrying value would be reduced to fair value. No event has occurred that would impair the value of long-lived assets recorded in the accompanying consolidated financial statements.

   STOCK COMPENSATION ARRANGEMENTS

    The Company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company has continued to account for employee stock options in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and has included the pro forma disclosures required by SFAS No. 123 for all periods presented.

   NON-MONETARY TRANSACTIONS

    The Company has entered into certain non-monetary transactions involving the issuance of preferred or common stock in consideration for professional and marketing services provided to the Company by third parties. The Company has accounted for these non-monetary transactions in accordance with SFAS No. 123. All transactions are accounted for based on the fair value of the goods or services received or on the fair value of the equity instruments issued, whichever is more reliably measurable. All expenses related to non-monetary transactions were recognized in the period incurred.

   COMPREHENSIVE INCOME

    As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains and losses on the Company's available-for-sale securities and the foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior to the year ended December 31, 1999, amounts pertaining to comprehensive income were not material and have therefore not been separately stated.

   SEGMENT REPORTING

    Effective January 1, 1998, the Company adopted the SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 superseded SFAS No. 14, "Financial Reporting for Segment of a Business Enterprise." SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in interim financial reports. The Company views its operations and manages its business as one segment: the development and delivery of application server solutions, that include software and related products and services. Factors used to identify the Company's single operating segment include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. The adoption of SFAS 131 did not affect results of operation or financial position, but did affect the disclosure of segment information. See
Note 12.

   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In March 1998, the Accounting Standard Executive Committee ("AcSEC") issued SOP 98-1, "Accounting of the Costs of Computer Software Developed or Obtained for Internal Use." The adoption of SOP 98-1, which is effective for SilverStream beginning January 1, 1999, did not have a material effect on SilverStream's financial condition or results of operations.

    In April 1998, the AcSEC issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 is effective for SilverStream's calendar year 1999 financial statements and the adoption did not have a material effect on SilverStream financial condition or results of operations.

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities," as amended by SFAS No. 137. The Company is currently analyzing the effect, if any, the standard will have on its financial condition or results of operations. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulleting (SAB) No. 101 "Revenue Recognition in Financial Statements." The SAB formalizes positions the staff has expressed in speeches and comment letters. SAB 101 is effective no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999. The Company is presently analyzing the impact, if any, that the adherence to the SAB will have on its financial condition or results of operations.

3.  NOTE RECEIVABLE

    On December 23, 1999, the Company entered into a Convertible Promissory Note Receivable with one of its corporate collaborators for $2.0 million. The principal sum and all accrued interest (9.00% per annum), of this Note is payable in full on the earlier of (i) April 30, 2000 or (ii) the date of a closing of a subsequent financing for the partner. SilverStream, at its option, may elect to convert this note to equity pursuant to a subsequent financing by the partner. The number of shares to be issued upon conversion shall be determined by dividing the principal balance of the note and all accrued and unpaid interest by the purchase price per share paid by the other investors in the partner's subsequent financing.

4.  FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Furniture, equipment and leasehold improvements consists of the following:

                                                                      December 31,
                                                                -----------------------
                                                                   1999         1998
                                                                ----------  -----------
              Furniture and fixtures.................           $  763,291  $   502,821
              Computer equipment and software........            4,037,403    2,051,809
              Telephone equipment....................              171,613      162,205
              Leasehold improvements.................              251,114      178,800
                                                                ----------  -----------
                                                                 5,223,421    2,895,635
              Less accumulated depreciation..........           (2,387,723)  (1,099,289)
                                                                ----------  -----------
                                                                $2,835,698  $ 1,796,346

5.  ACCRUED EXPENSES

    Accrued expenses include the following:

                                                                                     December 31,
                                                                                -----------------------
                                                                                   1999         1998
                                                                                ----------    ---------
                          Fringe benefits....................................   $1,372,637    $ 124,337
                          Occupancy..........................................      139,089      130,507
                          Professional fees..................................      130,431       66,387
                          Bonus..............................................      175,000       19,996
                          Sales and VAT taxes payable........................      410,724            -
                          Deferred tax liability.............................      853,000            -
                          Other..............................................      218,689       81,522
                                                                                ----------    ---------
                                                                                $3,299,570    $ 422,749
                                                                                ==========    =========

6.  DEBT

   LONG-TERM DEBT

    Under the terms of a credit facility, negotiated in 1996 and expiring March 1, 2000, borrowings of approximately $501,598 and $295,286 converted fully into separate term loans on March 31, 1997 and September 30, 1997, respectively. Principal repayments began April 1, 1997 and October 1, 1997 in 30 equal monthly payments. Interest on the loans accrues at prime rate plus 0.5% (9.00% at December 31, 1999) and is payable monthly in arrears. The outstanding balance under the facility at December 31, 1998 and 1999 was $308,870 and $0, respectively.

    Under terms of a credit facility, negotiated in 1997 and expiring March 1, 2001, borrowings of approximately $602,000 converted fully into a term loan on March 31, 1998. Principal repayments began April 1, 1998 in 36 equal monthly payments. Interest on the loan accrues at prime rate plus 0.5% (9.00% at December 31, 1999) and is payable monthly in arrears. The outstanding balance under the facility at December 31, 1998 and 1999 was $451,737 and $250,965, respectively.

    Under terms of a credit facility, negotiated in 1999 and expiring October 1, 2002, borrowings of approximately $750,000 converted fully into a term loan on October 31, 1999. Principal repayments began November 1, 1999 in 36 equal monthly payments. Interest on the loan accrues at prime rate plus 0.5% (9.00% at December 31, 1999) and is payable monthly in arrears. The outstanding balance under the facility at December 31, 1998 and 1999 was $0 and $708,334, respectively.

    Borrowings under the terms of all credit facilities are secured by substantially all the Company's tangible assets.

    The aggregate maturities of long term debt are as follows:

                2000.........................................      450,773
                2001.........................................      500,961
                2002.........................................        7,565
                                                                  --------
                                                                  $959,299

7.  Leases

    The Company leases office space and certain equipment under non cancelable operating leases expiring through February 2006. Some of these leases contain renewal options. Future minimum payments under noncancelable operating leases are as follows:

               2000......................................        1,725,041
               2001......................................        1,273,410
               2002......................................        1,383,909
               2003......................................        1,377,415
               2004......................................        1,375,000
               2005 and thereafter.......................        2,750,000
                                                             -------------
               Total minimum lease payments..............    $   9,884,775
                                                             =============

    Rent expense charged to operations for the years ended December 31, 1997, 1998 and 1999 was $336,000, $602,000 and $1,506,000, respectively.

8.  EMPLOYEE BENEFITS

   RESTRICTED STOCK ISSUED TO FOUNDER

    In May and July 1996, the Company sold 1,123,000 shares of common stock to the founder pursuant to a founder's stock restriction agreement at the fair value of the stock at the date of the issuance. The shares were issued in the name of the founder, who has all rights of a stockholder, subject to certain repurchase and transfer provisions. If the founder ceases to be employed by the Company, the Company shall have the option to repurchase from the founder a portion of the shares based upon a predetermined formula. In addition, the founder shall not sell any of the shares that are subject to repurchase by the Company.

    An aggregate of 168,450 shares of common stock are subject to repurchase at December 31, 1999.

   1996 FOUNDERS STOCK INCENTIVE PLAN

    In May 1996, the Company adopted the 1996 Founders Stock Incentive Plan (the 1996 Plan) covering all eligible employees, officers, directors consultants and advisors. At inception of the 1996 Plan, the Company authorized the issuance of up to 3,877,000 shares of common stock. The Company issued and sold an aggregate of 3,775,031 shares of common stock under the 1996 Plan pursuant to founders stock restriction agreements at the fair value of the stock at the date of the issuance. The shares were issued in the name of the employee, who has all rights of a stockholder, subject to certain repurchase and transfer provisions. If the employee ceases to be employed by the Company, the Company shall have the option to repurchase from the employee a portion of the shares based upon a predetermined formula. In addition, the employee shall not sell any of the shares that are subject to repurchase by the Company. An aggregate of 145,394 shares of common stock have been repurchased and retired by the Company under the 1996 Plan.

    An aggregate of 681,199 shares of common stock are subject to repurchase at December 31, 1999.

   1997 STOCK INCENTIVE PLAN

    In February 1997, the Company adopted the 1997 Stock Incentive Plan (the 1997 Plan) covering all eligible employees, officers, directors, consultants and advisors. As of December 31, 1998 the Company had reserved 1,305,719 shares of common stock for issuance under the 1997 Plan. As of June 30, 1999, the Company authorized the issuance of up to 3,500,000 shares of common stock under the 1997 Plan. Under the 1997 Plan, the Company may grant stock options to purchase shares of the Company's common stock, restricted common stock awards and other stock-based awards having terms and conditions at the discretion of the Company's Board of Directors. The prices, terms and vesting periods of stock awards under the 1997 Plan are determined by the Board of Directors at the date of the grant. The 1997 Plan also contains provisions which stipulate that upon an acquisition event the Board of Directors is authorized to determine that any stock option, restricted stock or other stock-based award granted under the 1997 Plan may become immediately exercisable in full or in part.

    The Company issued and sold an aggregate of 300,000 shares of common stock under the 1997 Plan pursuant to founders stock restriction agreements at the fair value of the stock at the date of issuance. The shares are issued in the name of the employee, who has all rights of a stockholder, subject to certain repurchase and transfer provisions. If the employee ceases to be employed by the Company, the Company shall have the option to repurchase from the employee a portion of shares based upon a predetermined formula. In addition, the employee shall not sell any of the shares that are subject to repurchase by the Company.

    An aggregate of 89,375 shares of common stock are subject to repurchase at December 31, 1999.

    In March 1999, options to purchase an aggregate of 201,450 shares of common stock which vest over a five year period were granted to employees with an exercise price of $4.00 per share. In April 1999, options to purchase an aggregate of 11,600 and 215,450 shares of common stock which vest over a five year period were granted to employees with an exercise price of $6.00 and $8.00 per share, respectively. Additionally, on April 30, 1999, an option to purchase an aggregate of 25,000 shares of common stock which vested immediately was granted to a director with an exercise price of $8.00 per share. In May 1999, options to purchase an aggregate of 115,250 shares of common stock which vest over a five year period were granted to employees with an exercise price of $8.00 per share. In June 1999, options to purchase an aggregate of 27,000 shares of common stock which vest over a five-year period were granted to employees with an exercise price of $10.00 per share. In December 1999, options to purchase an aggregate of 99,500 shares of common stock which vest over a four to seven year period were granted to employees at exercise prices ranging from $40 to $60 per share.

    The Company has recorded deferred compensation of $7,651,953 relating to these option grants, which is being charged ratably to operations over the vesting period of the options.

    The Company holds notes receivable totaling $103,500 from employees at December 31, 1998, and 1999. These notes arose from transactions in September 1997 whereby the Company loaned the employees money to purchase an aggregate of 207,000 shares of the Company's common stock at the then fair market value. The notes receivable are fully recourse to the employees and are due to be paid in full, with accrued interest at the rate of 6.39% per annum, on August 26, 2002. These notes receivable are shown as a reduction in stockholders' equity in the accompanying balance sheets.

   1999 EMPLOYEE STOCK PURCHASE PLAN

         In accordance with the 1999 Employee Stock Purchase Plan, eligible employees may authorize payroll deductions of up to 10% of their compensation (not to exceed $12,500 in a six-month period) to purchase shares at the lower of 85% of the fair market value of the Company's Common Stock at the beginning or end of the six-month option period. During 1999, no shares were issued to employees. At December 31, 1999, a total of 300,000 shares of Common Stock were reserved for issuance under the plan.

   401(k) PLAN

    The Company has a 401(k) plan (the Plan), whereby eligible employees may contribute up to 15% of their compensation, subject to limitations established by the Internal Revenue Code. The Company may also contribute a discretionary matching contribution, to each such participant's deferred compensation equal to a discretionary percentage determined by the Company. As of December 31, 1999, the Company had not made any discretionary matching contributions in any of the fiscal periods presented.

   STOCK OPTION DISCLOSURES

    The Company has adopted the disclosure provisions only of SFAS 123. The fair values for these options were estimated at the date of grant using the minimum value method with the following assumptions:

                                                                                      Years Ended
                                                                                      December 31,
                                                                               -------------------------
                                                                                 1997     1998      1999
                                                                               -------  -------   ------

                 Expected life (years).....................................      4.97     5.35      8.94
                 Risk free interest rate...................................      5.66%    4.75%     6.34%
                 Dividend yield............................................        --       --        --

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                                  Years Ended
                                                                  December 31,
                                                    -----------------------------------------
                                                         1997          1998           1999
                                                    -------------  ------------  ------------

          Pro forma net loss...................     $ (8,351,473)  $(12,996,310) $(26,713,375)
          Pro forma net loss per share.........     $     (10.63)  $      (4.94) $      (3.17)

    Compensation expense under SFAS 123 for 1998 and 1999 is not representative of future expense, as it includes one and two years of expense, respectively. In future years, the effect of determining compensation cost using the fair value method will include additional vesting and associated expense.

    Option activity under the 1997 Plan is summarized below:

                                                                     Years Ended December 31,
                                                 ----------------------------------------------------------------
                                                         1997                  1998                  1999
                                                 --------------------  --------------------  --------------------
                                                             Weighted              Weighted              Weighted
                                                              Average               Average               Average
                                                             Exercise              Exercise              Exercise
                                                   Options     Price     Options     Price     Options     Price
                                                 ---------    -------   --------    -------   ---------    -------
                 Outstanding, beginning of
                   year.....................            -          -     607,000     $  .34     895,175     $ 1.15
                 Granted....................      614,000     $  .34     381,950       2.21   1,095,300      23.63
                 Expired or canceled........       (7,000)       .20     (38,250)       .37     (63,325)      6.25
                 Exercised..................            -                (55,525)       .17    (130,181)      2.03
                                                 --------                -------              ---------
                 Outstanding, end of year...      607,000        .34     895,175       1.15   1,796,969      14.61
                                                 ========                =======              =========
                 Exercisable at end of year.            -                159,850                272,599
                 Available for future grants      398,719                 55,019              1,217,325

                 Weighted-average fair value of
                   options granted during year                $  .33                $  2.16                 $23.63

    The following table presents weighted-average price and life information about significant option groups outstanding at December 31, 1999:

                                                      Options Outstanding
                                        --------------------------------------------
                                                         Weighted-
                                                          Average        Weighted-                     Weighted-
                                                         Remaining        Average                       Average
                     Range of             Number        Contractual      Exercise        Number        Exercise
                  Exercise Prices       Outstanding        Life            Price       Exercisable       Price
                 ------------------     -------------   -------------    -----------   ------------    ---------
                  $  0.00 - $  5.00           955,194       7.7 Years    $      1.80        248,669    $   1.28
                  $  5.01 - $ 10.00           362,250       9.3 Years           8.07              -           -
                  $ 10.01 - $ 50.00           284,375       9.4 Years          17.51         23,930       15.16
                  $ 50.01 - $ 90.00           107,050       9.9 Years          67.41              -           -
                  $ 90.01 - $119.00            88,100       9.4 Years         106.86              -           -
                 ------------------     -------------   -------------    -----------   ------------    --------
                  $  0.00 - $119.00         1,796,969       8.5 Years    $     14.61        272,599    $   2.50


9.  PREFERRED STOCK

    In July, August and November 1996, the Company sold 3,683,050 shares of Series A redeemable convertible preferred stock, par value $.001, at $1.00 per share. Proceeds to the Company were $3,575,000 (net of $25,000 of issuance costs).

    In June and September 1997, the Company sold 1,500,938 shares of Series B redeemable convertible preferred stock, par value $.001, at $5.33 per share. Proceeds to the Company were $7,900,002 (net of $20,000 of issuance costs).

    In November and December 1997, the Company sold 1,728,283 shares of Series C convertible preferred stock, par value $.001, at $8.78 per share. Proceeds to the Company were $15,154,325 (net of $20,000 of issuance costs).

    In March 1998, the Company sold 194,305 shares of Series C convertible preferred stock, par value $.001, at $8.78 per share. Proceeds to the Company were $1,701,998 (net of $4,000 of issuance costs).

    In March, April and May of 1999, the Company sold 1,552,632 shares of Series D Convertible Preferred Stock, par value $.001, at $9.50 per share. Proceeds to the Company were $14,727,997 (net of $22,000 of issuance costs).

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

10.  NON-MONETARY TRANSACTIONS

    In August 1996, the Company issued 83,050 shares of its Series A redeemable convertible preferred stock in consideration for $83,050 of fees for personnel placement services. The transaction was accounted for by recognizing professional fees expense of $83,050 and increasing the preferred stock balance by the same amount.

    In June 1997, the Company issued 15,009 shares of its Series B redeemable convertible preferred stock in consideration for $79,998 of fees for marketing services. The transaction was accounted for by recognizing marketing expense of $79,998 and increasing the preferred stock balance by the same amount.

    In September 1997, the Company issued 207,000 shares of common stock in exchange for interest bearing notes of $103,500 and cash of $11,500.

    In November 1997, the Company entered into an agreement to issue up to 48,000 shares of its common stock in consideration of software services and co-marketing efforts. The Company has issued 48,000 shares under the agreement. The transaction was accounted for by recognizing marketing expense of $43,200 and increasing the common stock balance by the same amount.

    In September 1998, the Company issued 39,863 shares of its common stock in consideration for $159,452 of fees for marketing services. The transactions were accounted for by recognizing total marketing expense of $159,452 and increasing the common stock balance by the same amount.

    In June and July 1999, the Company acquired three international distributors by issuing 140,000 shares of common stock, with a value of $2.0 million. The transactions have been accounted for as purchases and, accordingly, their results of operations are included in the consolidated financial statements from the dates of acquisition. The purchase prices have been allocated to the assets acquired and liabilities assumed based upon their respective fair values.

11.  INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. A valuation allowance has been established to reflect the uncertainty of future taxable income to utilize available tax loss carryforwards and other deferred tax assets. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                                   Years Ended
                                                                                   December 31,
                                                                            --------------------------
                                                                                1998          1999
                                                                            ------------  ------------
              Deferred tax assets:
                Net operating loss carryforward........................      $ 8,900,000   $17,187,000
                Research and development credit carryforward...........          350,000       901,000
                Other..................................................          146,000       340,000
              Deferred tax liabilities:
                Depreciation...........................................         (247,000)     (404,000)
                Amortization...........................................                -      (256,000)
                                                                             -----------   -----------
                                                                               9,149,000    17,768,000

                Less valuation allowance for deferred tax assets.......       (9,149,000)  (17,768,000)
                                                                             -----------   -----------
              Total....................................................      $        --   $        --
                                                                             ===========   ===========

    As of December 31, 1999, the Company has net operating loss carryforwards and research and development tax carryforwards of approximately $43.0 million and $919,000, respectively, available to offset future Federal taxable income. These carryforwards begin to expire in 2012 and may be subject to certain limitations. The valuation allowance increased by $8.6 million during the twelve months ended December 31, 1999, due primarily to the additional allowance for the Net Operating Losses incurred.

    The Company believes that, based upon a number of factors, the available objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that a full valuation allowance has been recorded. The Company will continue to assess the realization of the deferred tax assets based on actual and forecasted operating results.

12.  SEGMENT AND GEOGRAPHIC INFORMATION

    As discussed in Note 2, the Company operates in one business segment: the development and delivery of application server software and related software products and services. In making this determination, the Company considered the information which management uses to oversee the Company's operations as well as the manner in which the business is managed.

    Foreign operations in 1998 were conducted in four countries in Europe. During 1999, foreign operations were expanded. Operations are currently conducted in seven countries in Europe and three countries in the Asia Pacific region.

    Revenues by geographic region are as follows:

                                         Years Ended December 31,
                                 -----------------------------------------
                                    1997          1998             1999
                                 ----------    ----------      -----------

United States...............     $  181,017    $4,999,717      $14,984,459
Europe......................              -       817,556        5,700,391
Other.......................         67,507       990,626        2,379,557
                                 ----------    ----------      -----------
Total.......................     $  248,524    $6,807,899      $23,064,407
                                 ==========    ==========      ===========

    Total long lived assets by geographic region are as follows:

                                        Years Ended December 31,
                                 ----------------------------------------
                                    1997          1998           1999
                                 ----------    ----------     -----------

United States...............     $1,528,155    $1,733,471     $22,907,826
Europe......................              -        62,876         529,440
Other.......................              -             -         107,393
                                 ----------    ----------     -----------
Total.......................     $1,528,155    $1,796,347     $23,544,659
                                 ==========    ==========     ===========






    Net loss by geographic region are as follows:

                                         Years Ended December 31,
                                 -------------------------------------------
                                     1997          1998             1999
                                 -----------   ------------     ------------

United States...............     $(8,335,095)  $(12,421,546)    $(21,840,977)
Foreign subsidiaries........              -        (463,501)        (148,316)
                                 -----------   ------------     ------------
Total.......................     $(8,335,095)  $(12,885,047)    $(21,989,293)
                                 ===========   ============     ============



13.  Loss Per Share

    The following table sets forth the computation of basic and diluted loss per share:

                                                            Years Ended December 31,
                                                 ---------------------------------------------
                                                     1997             1998             1999
                                                 -------------   --------------    ------------

             Numerator:
               Net loss.......................   $ (8,335,095)    $(12,885,047)    $(21,989,294)
               Beneficial conversion
                 feature in series D
                 preferred stock..............             --               --         (263,158)
                                                 ------------     ------------     ------------
               Net loss applicable to
                 common stockholders..........     (8,335,095)     (12,885,047)     (22,252,452)
                                                 ============     ============     ============


             Denominator:
               Weighted average common

                 shares outstanding...........      5,065,356        5,122,480        9,943,728
               Weighted average common
                 shares subject to repurchase.     (4,279,808)      (2,489,984)      (1,524,612)
                                                 ------------     ------------     ------------
             Denominator for basic and
               diluted loss per share
               applicable to common
               stockholders...................        785,548        2,632,496        8,419,116
                                                 ============     ============     ============
               Basic and diluted net
                 loss per share
                 applicable to common
                 stockholders.................   $     (10.61)    $      (4.89)    $      (2.64)
                                                 ============     ============     ============

    The Company has excluded all preferred stock, outstanding stock options and shares subject to repurchase by the Company from the calculation of loss per share because all such securities are antidilutive for all periods presented. Shares subject to repurchase by the Company will be included in the computation of earnings per share when the Company's option to repurchase these shares expires. Weighted-average options outstanding to purchase 348,880 and 1,332,992 shares of common stock for the years ended December 31, 1998, and 1999, were not included in the computation of net loss per share because the effect would be antidilutive. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

14.  ACQUISITIONS

    On December 13, 1999, the Company acquired GemLogic, Inc. GemLogic, which was incorporated in January 1999, provides XML software to enable customers to more easily develop and deploy business-to-business e-commerce applications. The purchase price was approximately $12.1 million. The acquisition was completed through the issuance of approximately 114,456 shares of common stock. Under the terms of the GemLogic purchase agreement, the Company is committed to make additional issuances of common stock, based upon the achievement of future goals and deliverables. Contingent consideration, which would be added to goodwill and amortized over the remaining life, may approximate $4.8 million. In addition we issued options to purchase common stock to GemLogic employees at exercise prices ranging from $40 to $60 per share. These options may result in a compensation charge of up to $5.6 million, which will be charged to operations based upon vesting of these options over the next four to seven years. The merger has been accounted for using the purchase method of accounting and the goodwill will be charged to operations ratably over the next five years. GemLogic's results of operations for the period subsequent to the acquisition date through December 31, 1999, have been included in SilverStream's Consolidated Statement of Operations for the year ended December 31, 1999. The purchased research and development totaling $1.9 million represents the value of numerous projects that were in various stages of development, and had not reached technological feasibility. No alternative future uses were identified prior to reaching technological feasibility. The purchased research and development was valued using the income approach.

    On December 13, 1999, the Company acquired ObjectEra, Inc. for $8.1 million. ObjectEra, which commenced operations in January 1999, developed and distributes a software program know as an Object Request Broker (ORB). $4.2 million of the purchase price was paid at the closing, and $3.9 million was paid subsequent to year end on February 1, 2000. Under the terms of the ObjectEra purchase agreement, SilverStream is committed to making additional payments in a combination of cash and common stock, based upon the achievement of future goals and deliverables. Contingent consideration, which would be added to goodwill and amortized over the remaining life, may approximate $3.9 million. The merger has been accounted for using the purchase method of accounting and the goodwill will be charged to operations ratably over the next five years. ObjectEra's results of operations for the period subsequent to the acquisition date through December 31, 1999, have been included in SilverStream's Consolidated Statement of Operations for the year ended December 31, 1999.

    In fiscal 1999 the Company completed various acquisitions of some of its distributors as well as the acquisitions of GemLogic, Inc. and ObjectEra, Inc. These acquisitions were accounted for under the purchase method of accounting and, accordingly, the operating results are included in the consolidated statements of income from the date of each respective acquisition.

    The unaudited pro forma information below for the twelve months ended December 31, 1999 gives effect to the acquisitions of GemLogic and ObjectEra, as if they had occurred on January 1, 1999. The unaudited pro forma information includes the historical results of operations of GemLogic and ObjectEra for the twelve months ended December 31, 1999.

                                                               Pro Forma
                                                              December 31,
                                                                 1999

   Revenue................................                   $ 23,251,318
   Net loss applicable to common stockholders                 (27,310,325)
                                                             ============
   Basic and diluted net loss per share applicable
     to common stockholders...............                   $      (3.23)
   Weighted-average common shares used in
     computing basic and diluted net loss per share
     applicable to common stockholders....                      8,462,264
                                                             ============

    The primary pro-forma adjustment approximates $3.5 million, and relates to the amortization of goodwill.

15.  SUBSEQUENT EVENTS

   SECONDARY PUBLIC OFFERING

    On January 31, 2000, the Company completed a secondary public offering in which the company sold 1,445,851 shares of its common stock for net proceeds to the Company of $156,136,000. Also on January 31, 2000, the Company's underwriters exercised their over-allotment option, which resulted in the sale of an additional 330,000 shares of the Company's stock which generated additional proceeds of $35,739,000, net of issuance costs.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.

                                    PART III

    Certain information required by Part III is omitted from this Form 10-K because the Company will file a definitive Proxy Statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Form 10K, and certain information to be included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item is incorporated by reference to the Proxy Statement under the section captioned "Election of Directors."

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference to the Proxy Statement under the section captioned "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated by reference to the Proxy Statement under the section captioned "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated by reference to the Proxy Statement under the section captioned "Certain Relationships and Related Transactions."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)       Financial Statements, Financial Statement Schedule and Exhibits

1.        Financial Statements - see "Index to Financial Statements."

2. Financial Statement Schedule for the Years Ended December 31, 1997, 1998, and 1999:

          Schedule II - Valuation and Qualifying Accounts.

          Report of Independent Auditors on Financial Statement Schedule

          Financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements or notes

3.        Exhibits:

          Exhibits submitted with the Annual Report on Form 10-K as filed with the Securities and Exchange Commission and those incorporated by reference to other filings are listed on the Exhibit Index.

(b)       Reports on Form 8-K

          On December 27, 1999, the Company filed a Current Report on Form 8-K to report under Item 2 (Acquisition or Disposition of Assets) the consummation of an Agreement and Plan of Merger for the acquisition of GemLogic, Inc. and the consummation of a Stock Purchase Agreement for the acquisition of ObjectEra, Inc. The financial statements required to be filed with such report were filed on January 25, 2000 on Amendment No. 1 to Current Report on Form 8-K/A.

                                  Exhibit Index

      Exhibit
        No.                            Description
       3.1(1)  Second Amended and Restated Certificate of Incorporation of the Registrant

       3.2(1)  Amended and Restated By-Laws of the Registrant

       4.1(2)  Specimen common stock certificate

       4.2(2)  Third Amended and Restated Investor Rights Agreement dated March 1, 1999, as amended

     *10.1(2)  1996 Founders Stock Incentive Plan

     *10.2(2)  Amended and Restated 1997 Stock Incentive Plan, and forms of agreements thereunder

     *10.3(2)  Amended and Restated 1999 Employee Stock Purchase Plan

     *10.4(2)  Form of Founders Stock Restriction Agreement

      10.5(2)  Sub-Sublease Agreement, dated February 14, 1997, between Rational Software Corporation (as successor to SQA, Inc.)
               and the Registrant

      10.6(2)  First Amendment to Sub-Sublease Agreement, dated April 1998

      10.7(2)  Term Loan Agreement and Commercial Promissory Note, dated March 1, 1999, between Fleet National Bank and the
               Registrant

      10.8(2)  Term Loan Agreement and Commercial Promissory Note, dated August 11, 1997, between Fleet National Bank and the
               Registrant

      10.9(2)  Term Loan Agreement and Commercial Promissory Note, dated November 5, 1996 between Fleet National Bank and the
               Registrant

    +10.10(2)  OEM Master License Agreement between RSA Data Security, Inc. and the Registrant, dated as of September 30, 1997, as amended

    +10.11(2)  Support Agreement between RSA Data Security, Inc. and the Registrant, dated as of June 30, 1999

     10.12(2)  Form of VAR Business Partner Agreement

     10.13(2)  Form of ISV Business Partners Agreement

     10.14(2)  Form of Consulting Partner Agreement

      21.1(1)  Subsidiaries of the Registrant

         23.1  Consent of Ernst & Young LLP

         27.1  Financial Data Schedule

(1) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-94103).
(2) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-80553).


* Management contract or compensatory plan or arrangement filed as an Exhibit to this form pursuant to Items 14(a) and 14(c) of Form 10-K.

+ Confidential treatment requested for certain portions of this Exhibit, which portions are omitted and filed separately with the Securities and Exchange Commission.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Burlington, Massachusetts, on this 22nd day of March 2000.

                                           SILVERSTREAM SOFTWARE, INC.


                                           By: /s/ DAVID A. LITWACK
                                           David A. Litwack
                                           President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

             Signature                                               Title                                            Date

 /s/ David R. Skok                    Chairman of the Board of Directors                                         March 22, 2000
--------------------------------
David R. Skok

 /s/ David A. Litwack                 President, Chief Executive Officer and Director                            March 22, 2000
--------------------------------
David A. Litwack                      (Principal Executive Officer)


/s/ CRAIG A. DYNES                    Vice President, Chief Financial Officer and Treasurer (Principal           March 22, 2000
--------------------------------
Craig A. Dynes                        Financial and Accounting Officer)


 /s/ Timothy Barrows                  Director                                                                   March 22, 2000
--------------------------------
Timothy Barrows

 /s/ Richard A. D'Amore               Director                                                                   March 22, 2000
--------------------------------
Richard A. D'Amore

 /s/ Paul J. Severino                 Director                                                                   March 22, 2000
--------------------------------
Paul J. Severino

                        VALUATION AND QUALIFYING ACCOUNTS

                           SILVERSTREAM SOFTWARE, INC.

                                                                              Additions
                                                                       -----------------------
                                                          Balance At   Charged To   Charged To                Balance
                                                           Beginning    Costs And      Other                  At End
                             Description                   of Period    Expenses     Accounts   Deductions   of Period
             ----------------------------------------     ----------   ---------    ----------  ----------   ---------
             and Doubtful Accounts...................      $475,993     $355,000     $649,634    $ 717,382   $ 763,245

             December 31, 1998 Allowances for Returns
             and Doubtful Accounts...................       $44,660     $218,614     $592,500    $ 379,781   $ 475,993

             December 31, 1997 Allowances for Returns
             and Doubtful Accounts...................       $    --     $ 44,660           --           --   $  44,660


                                      S-1