Form 10-Q
period 2000-03-31
SILVERSTREAM SOFTWARE INC
filed 2000-05-03
CIK 1042282

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                 ---------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of April 28, 2000 there were 20,253,202 shares of the registrant's common stock outstanding.

                           SilverStream Software, Inc.

                                    Form 10-Q

                  For the Quarterly Period Ended March 31, 2000

                                Table of Contents

PART I.       Financial Information                                                                                  Page
                                                                                                                     ----
              Item 1    Financial Statements........................................................................  3-7

                        Condensed Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999............    3

                        Condensed Consolidated Statements of Operations for the Three Months Ended
                        March 31, 2000 and 1999.....................................................................    4

                        Condensed Consolidated Statements of Cash Flows for the Three Months Ended
                        March 31, 2000 and 1999.....................................................................    5

                        Notes to Condensed Consolidated Financial Statements........................................  6-7

              Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations....... 8-20

              Item 3.   Quantitative and Qualitative Disclosures about Market Risk..................................20-21

PART I.       Financial Information

              Item 2.    Changes in Securities and Use of Proceeds..................................................   21

              Item 6.    Exhibits and Reports on Form 8-K...........................................................   22

                         Signatures.................................................................................   23


PART I.  Financial Information

Item 1.           Financial Statements

                           SILVERSTREAM SOFTWARE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (in thousands)


                                                                                               March 31,     December 31,

                                                                                                 2000            1999
                                                                                             ------------    ------------

                                                                                              (Unaudited)      (Audited)
                                              Assets

         Current assets:
           Cash and cash equivalents.......................................................  $   204,583      $    46,799
           Marketable securities...........................................................       20,499              247
           Accounts receivable; net of allowances of $1,395 at March 31, 2000 and
             $763 at December 31, 1999.....................................................       11,020            6,938
           Other Receivables...............................................................        1,068                -
           Note Receivable.................................................................        2,000            2,000
           Prepaid expenses................................................................          820            1,131
           Other...........................................................................            3                3
                                                                                             -----------      -----------
                  Total current assets.....................................................      239,993           57,118

         Furniture, equipment and leasehold improvements, net..............................        3,907            2,836
         Intangibles, net..................................................................       35,738           20,709
                                                                                             -----------      -----------

                  Total assets.............................................................  $   279,638      $    80,663
                                                                                             ===========      ===========

                          Liabilities and stockholders' equity

         Current liabilities:
           Accounts payable................................................................  $     5,057      $     7,740
           Accrued expenses................................................................        7,333            3,299
           Deferred revenue................................................................        6,622            5,079
           Current portion of long-term debt...............................................        1,116              451
                                                                                             -----------      -----------
                  Total current liabilities................................................       20,128           16,569

         Long-term debt, less current portion..............................................          396              509

         Stockholders' equity:
           Common stock....................................................................           20               18
           Additional paid-in capital......................................................      317,046          115,185
           Deferred compensation...........................................................       (6,869)          (7,213)
           Accumulated deficit.............................................................      (50,770)         (44,161)
           Other comprehensive loss........................................................         (209)            (140)
           Notes receivable from stockholders                                                       (104)            (104)
                                                                                             -----------      -----------
                  Total stockholders' equity...............................................      259,114           63,585
                                                                                             -----------      -----------

                  Total liabilities and stockholders' equity...............................  $   279,638      $    80,663
                                                                                             ===========      ===========




                 The accompanying notes are an integral part of these condensed consolidated financial statements.

                           SILVERSTREAM SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except per share data)

                                                               Three Months Ended

                                                                    March 31,

                                                               2000          1999
                                                           -----------   -----------
                                                           (Unaudited)   (Unaudited)
Revenue:
  Software license....................................     $     7,443   $     2,607
  Services............................................           5,561           867
                                                           -----------   -----------
          Total revenue...............................          13,004         3,474
Cost of revenue:
  Software license....................................             744           303
  Services............................................           5,111         1,330
                                                           -----------   -----------
          Total cost of revenue.......................           5,855         1,633
                                                           -----------   -----------

Gross profit..........................................           7,149         1,841
Operating expenses:
  Sales and marketing.................................           9,868         3,988
  Research and development............................           2,702         1,503
  General and administrative..........................           2,090           697
  Compensation charge for issuance of stock options...             345            15
  Amortization of goodwill............................           1,016             -
                                                           -----------   -----------
          Total operating expenses....................          16,021         6,203
                                                           -----------   -----------

Loss from operations..................................          (8,872)       (4,362)

Other income, net.....................................           2,263            40
                                                           -----------   -----------

Net loss..............................................     $    (6,609)  $    (4,322)
                                                           ===========   ===========

Basic and diluted net loss per share..................     $     (0.36)  $     (1.27)
                                                           ===========   ===========

Weighted-average common shares used in computing basic
and diluted net loss per share........................          18,171         3,405
                                                           ===========   ===========





                 The accompanying notes are an integral part of these condensed consolidated financial statements.

                           SILVERSTREAM SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                                                   Three Months Ended

                                                                                                        March 31,

                                                                                                   2000             1999
                                                                                              -------------    -------------
                                                                                               (Unaudited)      (Unaudited)
     Operating activities

     Net loss.............................................................................    $     (6,609)    $     (4,322)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization......................................................           1,425              238
       Provision for allowances on accounts receivable....................................             631               13
       Compensation charge for issuance of stock options..................................             345               15
       Changes in operating assets and liabilities:
         Accounts receivable..............................................................          (4,712)          (2,072)
         Prepaid expenses.................................................................             370             (215)
         Other current assets.............................................................            (328)              92
         Accounts payable and accrued expenses............................................             448            1,223
         Deferred revenue.................................................................           1,497            1,299
                                                                                              ------------     ------------
     Net cash used in operating activities................................................          (6,933)          (3,729)
                                                                                              -------------    ------------

     Investing activities

     Purchase of property, plant and equipment............................................          (1,348)            (410)
     Purchase of Power 2000, Inc., net of cash acquired...................................          (6,032)               -
     (Purchase) sale of marketable securities.............................................         (20,252)           3,084
                                                                                              ------------     ------------
     Net cash (used) provided by investing activities.....................................         (27,632)           2,674
                                                                                              ------------     ------------

     Financing activities

     Net proceeds from issuance of preferred stock........................................               -           12,463
     Net proceeds from issuance of common stock...........................................         192,531              8
     Payments on long-term debt...........................................................            (113)            (125)
                                                                                              ------------     ------------
     Net cash provided by financing activities............................................         192,418           12,346
                                                                                              ------------     ------------

     Effects of exchange rate on cash and cash equivalents................................             (69)             (41)

     Net increase in cash and cash equivalents............................................         157,784           11,250

     Cash and cash equivalents at beginning of period.....................................          46,799            1,198
                                                                                              ------------     ------------
     Cash and cash equivalents at end of period...........................................    $    204,583     $     12,448
                                                                                              ============     ============

     Non cash transactions

     Issuance of common stock in exchange for Power 2000, Inc.                                      (9,899)               -




                 The accompanying notes are an integral part of these condensed consolidated financial statements.

                           SILVERSTREAM SOFTWARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Business

    The condensed consolidated financial statements include the accounts of SilverStream Software, Inc. and its international subsidiaries, all of which are wholly owned, located in North America, Europe and Asia. All intercompany accounts and transactions have been eliminated in consolidation. SilverStream Software, Inc. and its subsidiaries are collectively referred to as the "Company" or "SilverStream."

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all financial information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the financial condition of the Company as of the date of the interim balance sheet. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

    SilverStream was incorporated on May 8, 1996. It is a global provider of application server software and services that enable businesses and other large organizations to create, deploy and manage software applications for intranets, extranets and the Internet. The Company markets its software worldwide and has sales offices in the United States, Canada, United Kingdom, The Netherlands, Belgium, Germany, Norway, The Czech Republic, France, Hong Kong, Singapore, Taiwan and Australia.

   Earnings per Share

    The Company computes earnings per share in accordance with Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share." SFAS 128 requires calculation and presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted average number of common shares outstanding and excludes any dilutive effects of warrants, stock options, common stock subject to repurchase or other types of securities. Diluted earnings per share is calculated based on the weighted average number of common shares outstanding and the dilutive effect of warrants, stock options, and related securities calculated using the treasury stock method. Dilutive securities are excluded from the diluted earnings per share calculation if their effect is anti-dilutive.

    The following table sets forth the computation of basic and diluted loss per share:

                                                       Three Months Ended March 31,

                                                           2000            1999
                                                           ----            ----
                                                                (Unaudited)

    Numerator:
      Net loss.......................                  $     (6,609)  $     (4,322)
                                                       ============   ============
    Denominator:
      Weighted average common

        shares outstanding...........                        22,506          5,209
      Weighted average common

        shares subject to repurchase.                         4,335          1,804
                                                       ------------   ------------
    Denominator for basic and
      diluted loss per share.........                        18,171          3,405
                                                       ============   ============
      Basic and diluted net
        loss per share...............                  $      (0.36)  $      (1.27)
                                                       ============   ============


    The Company has excluded all preferred stock, outstanding stock options and shares subject to repurchase by the Company from the calculation of loss per share because all such securities are anti-dilutive for all periods presented. Shares subject to repurchase by the Company will be included in the computation of earnings per share when the Company's option to repurchase these shares expires.

   Secondary Public Offering

    On January 31, 2000, the Company completed a secondary public offering in which it sold 1,445,851 shares of its common stock for net proceeds to the Company of $155.9 million. Also on January 31, 2000, the Company's underwriters exercised their over-allotment option, which resulted in the sale of an additional 330,000 shares of the Company's common stock which generated additional proceeds of $35.8 million, net of issuance costs.

   Acquisitions

    On March 31, 2000, the Company acquired Power 2000, Inc., an e-Business services provider. The purchase price was approximately $15.7 million. The acquisition was completed through the issuance of approximately 134,000 shares of common stock along with approximately $5.3 million in cash consideration. The merger has been accounted for using the purchase method of accounting and the goodwill will be charged to operations ratably over the next five years.

   Subsequent Events

     On April 6, 2000, the Company acquired eObject, Inc., the developer of "enTellect," a java based framework for the access control, personalization and metering of corporate resources. The purchase price was approximately $23.2 million. The acquisition was completed through the issuance of approximately 473,581 shares of the Company's common stock. Under the terms of the eObject purchase agreement, the Company is committed to making additional payments in a combination of cash and/or common stock, based upon the achievement of future goals and deliverables. Contingent consideration may approximate $7.0 million. The merger will be accounted for using the purchase method of accounting.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Form 10-Q contains  forward-looking  statements  within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those indicated in such forward-looking statements as a result of certain factors including, but not limited to, those set forth under the heading "Certain Factors That May Affect Future Results."

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

    We have recently announced future strategic additions to our product offerings. Through our recent acquisition of GemLogic, we plan to offer an Extensible Markup Language, or XML, integration server in addition to our Application Server to enable customers to more easily develop and deploy business-to-business e-commerce applications. XML is an emerging standard for sharing data over the Internet, enabling data to be exchanged among different software, database packages and legacy systems. Secondly, we have acquired eObject, the developer of "enTellect," a java based framework for the access control, personalization and metering of corporate resources. Finally, we have announced the formation of an e-Business Solutions group to deliver pre-built application frameworks. These frameworks provide pre-built, reusable software components and tools that provide some of the key functionality common across Web applications without sacrificing the customization necessary to preserve competitive advantage and meet a customer's business needs. Our first planned product from our e-Business Solutions group is a framework for enterprise portals, which are Web applications that provide an integrated, personalized view of all the applications and information that an individual employee, customer or partner needs on a regular basis. These additions to our product and service offerings will be built on top of our Application Server, leveraging its performance and scalability as well as our integrated development tools.

    We market our products and services globally through our direct sales force and a network of independent software vendors, value-added resellers and consulting partners. To date, we have licensed the SilverStream Application Server to over 1,000 customers in a wide variety of industries, including communication, financial services, government, manufacturing, oil and gas, pharmaceutical, technology and transportation.

    We derive our revenue from the sale of software product licenses and from professional consulting, education and technical support services. We plan to generate future revenue from both new and existing customers. As existing customers create new software applications based on the SilverStream Application Server, they may require more application servers to run these applications. We plan to widen our customer base by selling licenses and services to new customers. We anticipate that we will continue to sell annual update assurance and support agreements to most customers. We recognize our software license revenue in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-4. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. We generally recognize revenue allocated to software licenses upon delivery of the software products, provided that (i) we have no remaining significant obligations with regard to implementation, (ii) the license fee is fixed or determinable and
(iii) collection of the fee is probable. However, when we sell software product licenses to a reseller, revenue is not recognized until the product is shipped to the ultimate customer. This is because the reseller is functioning as a distributor and may order products without a specific customer. Our customers often contract for update assurance, which provides them with new releases of software for a period of typically one-year. These agreements are separately negotiated and priced. We recognize update assurance revenue ratably over this 12-month period. We license our software to independent software vendors who use our products to create their own software products for resale. Independent software vendors typically pay us a prepayment at the beginning of their contract. We recognize this revenue ratably over the period of the contract, typically one year, because the only undelivered element under these agreements is service, for which no pattern of performance is discernable. We also earn partner fees, which are deferred and recognized on a straight-line basis as an offset to operating expenses over the life of the agreement, typically one year. We consider such fees to be reimbursement for costs incurred in connection with our partner program. We recognize revenue from the sale of technical support services ratably over the maintenance term and revenue from the sale of consulting and education services as the services are performed.

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

    Our operating expenses are classified into five general categories: sales and marketing, research and development, general and administrative, compensation charge for issuance of stock options, and goodwill amortization. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations, marketing materials and tradeshows. Research and development expenses consist primarily of personnel costs to support product development. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees, legal and accounting services and facilities-related expenses. Compensation charge for the issuance of stock options represents the difference between the exercise price of options granted and the estimated fair market value of the underlying common stock on the date of the grant. Goodwill amortization relates to the acquisitions made by the company in support of our business strategy.

    Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and professional services departments, and to establish an administrative organization. As a result, we have incurred net losses in each fiscal quarter since inception and had an accumulated deficit of $50.8 million as of March 31, 2000. We anticipate that our operating expenses will increase substantially in future quarters as we increase sales and marketing operations, expand distribution channels, increase research and development, broaden professional services, expand facilities and support, and improve operational and financial systems. Accordingly, we expect to incur additional losses for the foreseeable future. In addition, our limited operating history makes it difficult for us to predict future operating results and, accordingly, there can be no assurance that we will sustain revenue growth or achieve profitability.

Results of Operations

    The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our consolidated statements of operations.

                                                                    Three Months Ended

                                                                         March 31,

                                                                       2000     1999
                                                                       ----     ----
    Revenue:
      Software license.........................................        57.2%    75.0%
      Services.................................................        42.8     25.0
                                                                     ------   ------
              Total revenue....................................       100.0    100.0
                                                                     ------   ------
    Cost of revenue:
      Software license.........................................         5.7      8.7
      Services.................................................        39.3     38.3
                                                                     ------   ------
              Total cost of revenue............................        45.0     47.0
                                                                     ------   ------
    Gross profit...............................................        55.0     53.0
    Operating expenses:
      Sales and marketing......................................        75.9    114.8
      Research and development.................................        20.8     43.3
      General and administrative...............................        16.1     20.0
      Compensation charge for issuance of stock options........         2.6      0.4
      Amortization of goodwill.................................         7.8      0.0
                                                                     ------   ------
              Total operating expenses.........................       123.2    178.5
                                                                     ------   ------
    Loss from operations.......................................       (68.2)  (125.5)
    Other income, net..........................................        17.4      1.1
                                                                     ------   ------
    Net loss...................................................       (50.8)% (124.4)%
                                                                     ======   ======

   Revenue

    Total revenue increased 274% to $13.0 million in the three months ended March 31, 2000 from $3.5 million in the three months ended March 31, 1999. This increase is attributable to an increase in our customer base resulting in substantial growth in software license and services revenue. Revenue from international sales increased to $5.2 million, or 40% of total revenue, in the three months ended March 31, 2000 from $1.1 million, or 32% of total revenue, in the three months ended March 31, 1999. The increase in international sales is primarily due to increased selling and related activities in The United Kingdom, Germany, Belgium, The Netherlands, The Czech Republic, Norway, France, Singapore, Hong Kong and Taiwan.

    Software License. Software license revenue increased 186% to $7.4 million in the three months ended March 31, 2000 from $2.6 million in the three months ended March 31, 1999. This increase is attributable to increased unit sales of our products following the release of Version 3.0 in February of 2000, as well as higher prices realized for our products in 2000 as compared to 1999.

    Services. Services revenue increased 541% to $5.6 million in the three months ended March 31, 2000 from $867,000 in the three months ended March 31, 1999. The primary factor for the three month comparative increase is attributable to the creation and expansion of our professional consulting organization and the provision of a wider range of consulting services to customers, and an increase in the number of customers and support contracts.

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

   Cost of Revenue

   Software License. Cost of software license revenue increased 146% to $744,000 in the three months ended March 31, 2000 from $303,000 in the three months ended March 31, 1999. This increase is attributable to increased product, shipping and third party royalty costs from a larger volume of sales orders and to costs associated with our independent software vendors. Cost of software license revenue decreased as a percentage of software license revenue to 10.0% from 11.6% for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This decrease resulted primarily because significant product license revenue growth outpaced increases in product license costs in addition to a higher average sales price in 2000 relative to 1999. We expect software license costs to increase in the future due to additional customers licensing our products, both domestically and internationally, as well as the licensing of additional third-party technology that we may choose to embed in our product offerings.

   Services. Cost of services revenue increased 284% to $5.1 million in the three months ended March 31, 2000 from $1.3 million in the three months ended March 31, 1999. This increase is due to an increase in the number of our education and technical support personnel and to the creation and rapid expansion of our consulting services organization. Services costs as a percentage of services revenue can be expected to vary significantly from period to period depending on the mix of services we provide, whether such services are provided by us or third-party contractors, and overall utilization rates.

   Operating Expenses

    Sales and Marketing. Sales and marketing expenses increased 147% to $9.9 million in the three months ended March 31, 2000 from $4.0 million in the three months ended March 31, 1999. This increase is attributable to increases in the number of sales employees in North America, as well as our expansion of our international sales operations. We believe these expenses will increase significantly in future periods as we expect to continue to expand our sales and marketing efforts. We also anticipate that sales and marketing expenses may fluctuate as a percentage of a total revenue from period to period as new sales personnel are hired and begin to achieve productivity.

    Research and Development. Research and development expenses increased 80% to $2.7 million in the three months ended March 31, 2000 from $1.5 million in the three months ended March 31, 1999. This increase is primarily attributable to increases in the number of research and development personnel used to support SilverStream's product development activities. We believe that continued investment in research and development is critical to attaining our strategic objectives, and, as a result, we expect research and development expenses to increase significantly in future periods. To date, all software development costs have been expensed in the period incurred.

    General and Administrative. General and administrative expenses increased 200% to $2.0 million in the three months ended March 31, 2000 from $697,000 in the three months ended March 31, 1999. These increases are attributable to a growing number of administrative employees. We believe general and administrative expenses will increase, as we expect to add personnel to support our expanding operations, incur additional costs related to the growth of our business, and continue to assume the responsibilities of a public company.

    Compensation Charge for Issuance of Stock Options. We incurred a charge of $345,000 for the three months ended March 31, 2000 as compared to $15,000 for the three months ended March 31, 1999 related to the issuance of stock options with exercise prices below fair market value on the date of grant. Additional unvested outstanding options will continue to vest over the next five years, which will result in additional compensation expense of approximately $6.9 million in the aggregate in periods subsequent to March 31, 2000, which will be charged to operations ratably over the next five years.

     Amortization of Goodwill. We incurred a charge of $1.0 million for the three months ended March 31, 2000 related to the amortization of goodwill as a result of our acquisition of three of our European distributors in The Czech Republic, Norway and France along with two domestic companies: ObjectEra, Inc. and GemLogic, Inc. There were no such charges in the comparable three month period ended March 31, 1999. Goodwill of approximately $35.7 million in the aggregate will continue to be charged to operations ratably over the next five years.

   Other Income, Net

    Other income, net increased to $2.3 million in the three months ended March 31, 2000 from $40,000 in the three months ended March 31, 1999. This increase is attributable to an increase in interest income due to higher cash balances in the comparable three-month period ended March 31, 2000 versus March 31, 1999.

Net Operating Losses and Tax Credit Carry-forwards

    As of December 31, 1999, we had net operating losses and research and development credit carry-forwards of approximately $43.0 million and $901,000, respectively. The net operating losses and research and development credit carry-forwards will expire at various dates, beginning in 2012, if not utilized. Under the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), substantial changes in our ownership may limit the amount of net operating loss carry-forwards that can be utilized annually in the future to offset taxable income. A valuation allowance has been established to fully reserve the potential benefits of these carry-forwards in our financial statements to reflect the uncertainty of future taxable income required to utilize available tax loss carry-forwards and other deferred tax assets.

Liquidity and Capital Resources

    Since inception, we have funded our operations primarily through the private sale of our equity securities, our initial public offering and our secondary offering aggregating approximately $317.0 million. We have also funded our operations through equipment financings. As of March 31, 2000, we had $225.1 million in cash, cash equivalents and marketable securities, and $219.9 million in working capital. We have two term loans for amounts borrowed to finance equipment. These term loans are from the same bank and bear interest at the bank's prime rate (9.0%; at March 31, 2000) plus 0.5%. On March 31, 2000, we had a total of approximately $847,000 outstanding under these term loans. Borrowings under these term loans are secured by substantially all of our tangible assets. We assumed a $665,000 line of credit with the purchase of Power 2000 which we paid off in full subsequent to March 31, 2000.

    Net cash used in operating activities was $6.9 million in the three months ended March 31, 2000 and $3.7 million in the three months ended March 31, 1999. Net cash flows from operating activities in each period reflect increasing net losses, the compensation charge for the issuance of stock options and, to a lesser extent, increases in accounts receivable offset in part by increases in accounts payable, accrued expenses and deferred revenue. Net cash flows from operating activities in the three months ended March 31, 2000 also reflect goodwill amortization.

    Net cash used in investing activities was $27.6 million in the three months ended March 31, 2000. Net cash provided by investing activities was $2.7 million in the three months ended March 31, 1999. Investing activities reflects purchases of property and equipment in each period, as well as purchases and sales of short-term investments. Investing activities in 2000 also reflect the purchase of Power 2000.

    Net cash provided by financing activities was $192.4 million in the three months ended March 31, 2000 and $12.3 million in the three months ended March
31, 1999. Cash provided by financing activities includes proceeds from the issuance of preferred and common stock, including our secondary public offering in January of 2000, offset by the payments on long-term debt in each period.

    Capital expenditures were $1.3 million in the three months ended March 31, 2000 and $410,000 in the three months ended March 31, 1999. Our capital expenditures consisted of purchases of computer hardware and software, office furniture and equipment and leasehold improvements. Purchases of computer equipment and leasehold improvements represent the largest component of our capital expenditures. We expect this trend to continue as we increase the number of employees, increase the size of our development and quality assurance testing facilities and improve and expand our information systems. Since inception, we have generally funded capital expenditures either through working capital or equipment bank loans.

    We expect to experience significant growth in our operating expenses, particularly research and development and sales and marketing expenses, for the foreseeable future in order to execute our business plan. As a result, we anticipate that such operating expenses, as well as planned capital expenditures and the expansion of our professional services organization, will constitute a material use of our cash resources. In addition, we may utilize cash to fund acquisitions of, or investments in, complementary businesses, technologies or product lines. We believe that the net proceeds from the sale of the common stock generated by our initial and secondary public offerings, together with funds generated from operations, will be sufficient to meet our working capital requirements for at least the next 12 months. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

Year 2000 Compliance

    The "Year 2000 Issue" refers generally to the problems that some software may have in determining the correct century for the year. For example, software with date-sensitive functions that is not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000. This could result in failures or the creation of erroneous results.

    In prior periods, we discussed the nature and progress of our plans to become Year 2000 ready. In late 1999, we completed our remediation and testing of systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and believe those systems successfully responded to the Year 2000 date change. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements." The SAB formalizes positions the staff has expressed in speeches and comment letters. SAB 101 is effective no later than the second fiscal quarter of the fiscal year beginning after December 15, 1999. We are presently analyzing the impact, if any, that the adherence to the SAB will have on our financial condition or results of operations.

Certain Factors That May Affect Future Results

    The following important factors, among other things, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by our management from time to time.

Risks Related to Our Business

   We Have Incurred Substantial Losses, We Expect Continued Losses and Continued Losses Will Harm Our Business.

    We have never been profitable. Our failure to significantly increase our revenue would seriously harm our business and operating results. We have experienced operating losses in each quarterly and annual period since inception and we expect to incur significant losses in the future. We incurred net losses of $952,000 for the period ended December 31, 1996, $8.3 million for the year ended December 31, 1997, $12.9 million for the year ended December 31, 1998 and $22.3 million for the year ended December 31, 1999. As of March 31, 2000, we had an accumulated deficit of $50.8 million. We expect to significantly increase our research and development, sales and marketing and general and administrative expenses in future periods. As a result, we will need to significantly increase our quarterly revenue to achieve and maintain profitability. If our revenue grows more slowly than we anticipate or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenue, our business will be materially and adversely affected.

   We Expect to Depend on Our Application Server and Related Services for Substantially All of Our Revenue for the Foreseeable Future and If Our Application Server Does Not Achieve Widespread Market Acceptance, Our Business and Results of Operations Will Suffer.

    We expect to continue to derive substantially all of our revenue from our SilverStream Application Server and related products and services. Failure to achieve broad market acceptance of the SilverStream Application Server, or a decline in the price of, or demand for our Application Server and related products and services would seriously harm our business and operating results. We cannot predict the level of market acceptance that will be achieved or maintained by our products and services.

   Our Business Will Suffer if We Do Not Successfully Introduce Enhancements to Our Product Offerings.

     Our future financial performance will depend significantly on revenue from future enhancements to our product offerings that we are currently developing and plan to develop. Any delay or difficulties in completing these enhancements would seriously harm our business and operating results. We have recently released Version 3.0 of our Application Server, which includes new functionality including improvements to the programming environment as well as support for computing standards, such as Enterprise JavaBeans and Java2, and third-party development tools. In December 1999, we acquired GemLogic, Inc., a developer of Extensible Markup Language (XML) integration server technology. XML is an emerging standard for sharing data over the Internet and is designed to support business-to-business commerce over the Internet. On April 6, 2000, we acquired eObject, Inc., the developer of "enTellect," a java based framework for the access control, personalization and metering of corporate resources. The acquired technologies will require significant additional development before release of any commercial product and we cannot predict the time required to complete development, testing and integration with our product offerings or the date of commercial release. In addition, we cannot be certain that enhanced versions of the SilverStream Application Server or new and enhanced versions of complementary products will meet customer performance needs or expectations when shipped or that new versions will be free of significant software defects or bugs.

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

    We expect our services revenue to increase in dollar amount as we continue to provide consulting, education and technical support services that complement our products and as our installed base of customers grows. Service costs as a percentage of services revenue can be expected to vary significantly from period to period depending on the mix of services we provide, whether such services are provided by us or third-party contractors, and overall utilization rates.

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

    We May Not Achieve the Expected Benefits of Our Recent Acquisitions.

     In December 1999, we acquired ObjectEra, a developer of object request broker computer products, and GemLogic, a developer of XML integration server technology. This year, we acquired Power 2000, an e-Business service provider, and eObject, the developer of "enTellect," a java based framework for the access, control, personalization and metering of corporate resources. Our failure to successfully address the risks associated with these acquisitions could have a material adverse effect on our ability to develop and market products based on the acquired technologies. We plan to develop enhanced features to our Application Server and complementary products based on the acquired technologies, and will be devoting significant resources to product development, sales and marketing. To date, GemLogic and eObject have not developed a commercial product and ObjectEra's products have had limited sales. The success of these acquisitions will depend on our ability to:

     o    successfully integrate and manage the acquired operations;

     o retain the software developers and other key employees of ObjectEra, GemLogic, Power 2000 and eObject;

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

    We are continuing to audit Year 2000 issues with the computer, communications and software systems that we use to deliver our products and to manage our internal operations. To date, we have experienced no material Year 2000 issues, but if our systems do not operate properly with respect to date calculations involving the Year 2000 and subsequent dates, we could incur unanticipated expenses to remedy and problems, which could seriously harm our business. We may also experience reduced sales of our products as current or potential customers reduce their budgets for enterprise software and Internet products due to increased expenditures on their own Year 2000 compliance efforts.

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

    Our Business May Suffer if We Cannot Protect Our Intellectual Property.

    We have no patents, and none may be issued from our existing patent applications. We rely on a combination of contractual provisions, confidentiality procedures, and patent, trademark, trade secret and copyright laws to protect the proprietary aspects of our technology. These legal protections afford only limited protection and competitors may gain access to our intellectual property, which may result in the loss of our customers. In addition, despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use our proprietary information. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Any litigation could result in substantial costs and diversion of resources with no assurance of success and could seriously harm our business and operating results. In addition, we sell our products internationally, and the laws of many countries do not protect our proprietary rights as well as the laws of the United States. Our future patents, if any, may be successfully challenged or may not provide us with any competitive advantages.

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

    Insiders Have Substantial Influence Over SilverStream and Could Delay or Prevent a Change in Corporate Control.

    As of April 28, 2000, our executive officers, directors and principal stockholders beneficially owned, in the aggregate, approximately 40.5% of our outstanding common stock. As a result, these stockholders have the ability to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change of control of SilverStream.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    SilverStream does not currently use derivative financial instruments. We generally place our marketable security investments in high credit quality instruments, primarily United States Government and Federal Agency obligations, tax-exempt municipal obligations and corporate obligations with contractual maturities of ten years or less. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is not material.

    Internationally, SilverStream invoices customers primarily in local currency. We are exposed to foreign exchange rate fluctuations from when customers are invoiced in local currency until collection occurs. We do not currently enter into foreign currency hedge transactions. Through March 31, 2000, foreign currency fluctuations have not had a material impact on our financial position or results of operations.

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

    Interest income on our investments is carried in "other income, net." We account for cash equivalents and marketable securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for
Certain Investments in Debt and Equity Securities." Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less. Cash equivalents are carried at cost, which approximates fair market value. Our marketable securities are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders' equity.

PART II. Other Information

Item 2.  Changes in Securities and Use of Proceeds

         (c) Sales of Unregistered Securities

         On March 31, 2000, pursuant to the terms of an Agreement and Plan of Merger, dated as of March 28, 2000 (the "Merger Agreement"), between SilverStream, Power 2000 Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of SilverStream ("Merger Sub"), Power 2000, Inc., an Illinois corporation ("Power 2000"), and Donald Peterson, Ryan Peterson, Michael Peterson, David Spata and Michael Courtin, as the stockholders of Power 2000, SilverStream acquired Power 2000 through a merger of Merger Sub with and into Power 2000. The Merger Agreement provided that the Power 2000 stockholders would exchange their outstanding shares of Power 2000 capital stock for a combination of cash and 134,000 shares of SilverStream's common stock (the "Merger Shares"). The Registrant issued the Merger Shares in reliance on the exemption from registration contained in Regulation D promulgated under the Securities Act of 1933, as amended. No underwriters were involved in connection with the issuance and sale of the Merger Shares.

         (d) Use of Proceeds from Sales of Registered Securities

         On August 20, 1999, we closed our initial public offering of our common stock. After deducting the underwriting discounts and commission and the offering expenses, we received net proceeds from the offering of approximately $49.6 million. We did not pay any of our net proceeds of the offering, directly or indirectly, to any director, officer or general partner of SilverStream or any of their associates, or to any persons owning ten percent or more of any class of our equity securities, or any of our affiliates.

         The net proceeds generated from the initial public offering have been used primarily to fund our working capital, capital expenditures and general corporate needs. In addition, we used $4.2 million as an initial payment related to the acquisition of ObjectEra, and granted a Convertible Promissory Note Receivable to one of our corporate collaborators for $2.0 million. After December 31, 1999, we made a second payment to ObjectEra of $3.9 million, as provided for in the purchase and sale agreement. As part of the consideration for the purchase of Power 2000, we made a payment of $5.3 million. After March 31, 2000, we made a payment of $665,000 to pay off Power 2000's line of credit, a liability which we assumed as part of the purchase price.

         On January 31, 2000, we closed our secondary public offering of our common stock. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Registration No. 333-94103) that was declared effective by the Securities and Exchange Commission on January 24, 2000. The 2,200,000 shares offered under the Registration Statement were sold at a price of $114.00 per share for an aggregate offering price of $250.8 million. Of these shares, SilverStream sold 1,445,851 shares and the selling stockholders sold 754,149 shares. The aggregate proceeds to the selling stockholders from this offering were $85,972,986. After deducting the underwriting discounts and commission to the underwriters, the selling stockholders received net proceeds from this offering of approximately $81,674,337.

         In addition to the 1,445,851 shares SilverStream sold in this offering, Morgan Stanley & Co. Incorporated, FleetBoston Robertson Stephens, Inc. and SG Cowen Securities Corporation, the managing underwriters of the offering, exercised an overallotment option on January 31, 2000 to purchase 330,000 shares from SilverStream. The overallotment shares were sold at a price of $114.00 per share. The aggregate proceeds to SilverStream from the offering were $202.4 million. In connection with the offering SilverStream paid an aggregate of $10.1 million in underwriting discounts and commission to the underwriters. In addition, the expenses incurred in connection with the offering were approximately $670,000, including $143,000 in legal costs, $107,000 in accounting costs, $186,000 in printing costs, $102,000 in registration, filing and related costs, and other costs of $132,000.

         After  deducting  the  underwriting  discounts  and  commission and the offering expenses described above, we received net proceeds from the offering of approximately $191,700,000. We did not pay any of SilverStream's net proceeds of the offering, directly or indirectly, to any director, officer or general partner of SilverStream or any of their associates, or to any persons owning ten percent or more of any class of our equity securities, or to any of our affiliates.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

          10* Agreement and Plan of Merger, dated April 5, 2000, by and among SilverStream Software, Inc., eObject Acquisition Corp., eObject, Inc. and the Major Stockholders and Indemnification Representatives named therein.

          27  Financial Data Schedule.

----------

* Incorporated by reference to SilverStream's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2000.

(b)      Reports on Form 8-K.

          On January 25, 2000, SilverStream filed Amendment No. 1 to Current Report on Form 8-K to report under Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) the financial statements required to be filed in connection with the consummation of an Agreement and Plan of Merger for the acquisition of GemLogic and the consummation of a Stock Purchase Agreement for the acquisition of ObjectEra.

                                                                 .

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 3, 2000                          SILVERSTREAM SOFTWARE, INC.

                                            By: /s/ CRAIG A. DYNES
                                              --------------------
                                            Craig A. Dynes

                                            Vice President, Chief Financial
                                            Officer, Secretary and Treasurer
                                            (Principal Financing and Accounting
                                            Officer)