Form 10-Q
period 2000-06-30
SILVERSTREAM SOFTWARE INC
filed 2000-08-11
CIK 1042282

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                 ---------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

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


                               Two Federal Street

                       Billerica, Massachusetts 01821-3559

                                 (978) 262-3000

    (Address, Including Zip Code, and Telephone Number, Including Area Code,
                  of Registrant's Principal Executive Offices)
                                 ---------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of August 1, 2000 there were 20,485,487 shares of the registrant's common stock outstanding.

                           SilverStream Software, Inc.

                                    Form 10-Q

                  For the Quarterly Period Ended June 30, 2000

                                Table of Contents

PART I.       Financial Information                                                                                  Page
                                                                                                                     ----
              Item 1.   Financial Statements........................................................................  3-7

                        Condensed Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999.............    3

                        Condensed Consolidated Statements of Operations for the Three and the Six Months Ended
                        June 30, 2000 and 1999......................................................................    4

                        Condensed Consolidated Statements of Cash Flows for the Six Months Ended
                        June 30, 2000 and 1999......................................................................    5

                        Notes to Condensed Consolidated Financial Statements........................................  6-7

              Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations....... 8-19

              Item 3.   Quantitative and Qualitative Disclosures about Market Risk..................................19-20

PART II.      Other Information

              Item 2.   Changes in Securities and Use of Proceeds...................................................20-21

              Item 4.   Submission of Matters to a Vote of Security-Holders.........................................   21

              Item 6.   Exhibits and Reports on Form 8-K............................................................21-22

                        Signatures..................................................................................   23


PART I.  Financial Information

Item 1.           Financial Statements

                           SILVERSTREAM SOFTWARE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (in thousands)


                                                                                               June 30,      December 31,

                                                                                                 2000            1999
                                                                                             ------------    ------------

                                                                                              (Unaudited)      (Audited)
                                              Assets

         Current assets:
           Cash and cash equivalents.......................................................  $    74,955     $     46,799
           Marketable securities...........................................................      139,899              247
           Accounts receivable; net of allowances of $1,136 at June 30, 2000 and
             $763 at December 31, 1999.....................................................       18,140            6,938
           Prepaid expenses................................................................        2,185            1,131
           Other current assets............................................................          453            2,003
                                                                                             -----------     ------------
                  Total current assets.....................................................      235,632           57,118

         Furniture, equipment and leasehold improvements, net..............................        6,994            2,836
         Other assets......................................................................        2,081                -
         Intangibles, net..................................................................       61,430           20,709
                                                                                             -----------     ------------

                  Total assets.............................................................  $   306,137     $     80,663
                                                                                             ===========     ============

                               Liabilities and stockholders' equity

         Current liabilities:
           Accounts payable................................................................  $     5,794     $      7,740
           Accrued expenses................................................................        9,659            3,299
           Deferred revenue................................................................       10,102            5,079
           Current portion of long-term debt...............................................          382              451
                                                                                             -----------     ------------
                  Total current liabilities................................................       25,937           16,569

         Long-term debt, less current portion..............................................          396              509

         Stockholders' equity:
           Common stock....................................................................           21               18
           Additional paid-in capital......................................................      346,646          115,185
           Deferred compensation...........................................................       (8,233)          (7,213)
           Accumulated deficit.............................................................      (58,252)         (44,161)
           Other comprehensive loss........................................................         (274)            (140)
           Notes receivable from stockholders                                                       (104)            (104)
                                                                                             -----------     ------------
                  Total stockholders' equity...............................................      279,804           63,585
                                                                                             -----------     ------------

                  Total liabilities and stockholders' equity...............................  $   306,137     $     80,663
                                                                                             ===========     ============





The accompanying notes are an integral part of these condensed consolidated financial statements.

                           SILVERSTREAM SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except per share data)


                                                               Three Months Ended            Six Months Ended

                                                                    June 30,                     June 30,
                                                           -------------------------    --------------------------
                                                               2000          1999           2000           1999
                                                           -----------   -----------    -----------    -----------
                                                           (Unaudited)   (Unaudited)    (Unaudited)    (Unaudited)
Revenue:
  Software license....................................     $     9,008   $     2,908    $    16,450    $     5,515
  Services............................................           9,021         1,400         14,582          2,267
                                                           -----------   -----------    -----------    -----------
          Total revenue...............................          18,029         4,308         31,032          7,782
Cost of revenue:
  Software license....................................             812           383          1,555            685
  Services............................................           8,841         1,836         13,953          3,167
                                                           -----------   -----------    -----------    -----------
          Total cost of revenue.......................           9,653         2,219         15,508          3,852
                                                           -----------   -----------    -----------    -----------

Gross profit..........................................           8,376         2,089         15,524          3,930
Operating expenses:
  Sales and marketing.................................          10,114         4,270         19,982          8,258
  Research and development............................           3,496         1,839          6,198          3,342
  General and administrative..........................           2,120           963          4,210          1,660
  Compensation charge for issuance of stock options...             419           175            763            190
  Amortization of goodwill............................           3,084             -          4,100              -
                                                           -----------   -----------    -----------    -----------
          Total operating expenses....................          19,233         7,247         35,253         13,450
                                                           -----------   -----------    -----------    -----------

Loss from operations..................................         (10,857)       (5,158)       (19,729)        (9,520)

Other income, net.....................................           3,375           138          5,638            178
                                                           -----------   -----------    -----------    -----------

Net loss..............................................     $    (7,482)  $    (5,020)   $   (14,091)   $    (9,342)
                                                           ===========   ===========    ===========    ===========


Beneficial conversion feature in Series D preferred                  -          (263)             -           (263)
stock.................................................     -----------   -----------    -----------    -----------


Net loss applicable to common stockholders............     $    (7,482)  $    (5,283)   $   (14,091)   $    (9,605)
                                                           ===========   ===========    ===========    ===========

Basic and diluted net loss per share applicable to
common stockholders...................................     $     (0.38)  $     (1.44)   $     (0.74)   $     (2.70)
                                                           ===========   ===========    ===========    ===========


Weighted-average common shares used in computing basic
and diluted net loss per share applicable to common             19,690         3,680         18,943          3,551
stockholders..........................................     ===========   ===========    ===========    ===========







The accompanying notes are an integral part of these condensed consolidated financial statements.

                           SILVERSTREAM SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)


                                                                                                     Six Months Ended

                                                                                                         June 30,

                                                                                                   2000            1999
                                                                                              -------------    ------------
                                                                                               (Unaudited)      (Unaudited)
     Operating activities

     Net loss.............................................................................    $    (14,091)    $     (9,342)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization......................................................           5,129              541
       Provision for allowances on accounts receivable....................................             373              262
       Compensation charge for issuance of stock options..................................             763              190
       Changes in operating assets and liabilities:
         Accounts receivable..............................................................         (11,258)          (2,876)
         Other receivable.................................................................           2,304                -
         Prepaid expenses.................................................................            (985)             244
         Other current assets.............................................................            (328)            (476)
         Other non-current assets.........................................................               -             (735)
         Accounts payable and accrued expenses............................................           3,432            2,602
         Deferred revenue.................................................................           4,927            1,353
                                                                                              ------------     ------------
     Net cash used in operating activities................................................          (9,734)          (8,237)
                                                                                              ------------     ------------

     Investing activities

     Purchase of property, plant and equipment............................................          (5,031)          (1,069)
     Purchase of Power 2000, Inc., net of cash acquired...................................          (6,032)               -
     Purchase of eObject, net of cash acquired............................................          (3,117)               -
     (Purchase) sale of marketable securities.............................................        (139,653)           3,084
                                                                                              ------------     ------------
     Net cash (used) provided by investing activities.....................................        (153,833)           2,015
                                                                                              ------------     ------------

     Financing activities

     Net proceeds from issuance of preferred stock........................................               -           14,728
     Net proceeds from issuance of common stock...........................................         192,703              723
     Proceeds from line of credit.........................................................               -              673
     Payments on long-term debt...........................................................            (847)            (250)
                                                                                              ------------     ------------
     Net cash provided by financing activities............................................         191,856           15,874
                                                                                              ------------     ------------

     Effects of exchange rate on cash and cash equivalents................................            (133)             (73)

     Net increase in cash and cash equivalents............................................          28,156            9,579

     Cash and cash equivalents at beginning of period.....................................          46,799            1,199
                                                                                              ------------     ------------
     Cash and cash equivalents at end of period...........................................    $     74,955     $     10,778
                                                                                              ============     ============

     Non cash transactions

     Issuance of common stock in exchange for Power 2000, Inc.                                      (9,899)               -
     Issuance of common stock in exchange for eObject, Inc.                                        (27,646)               -









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

    SilverStream is a leading provider of solutions for building, deploying and managing large-scale Internet, e-commerce, business-to-business, enterprise portal and intranet applications. The Company markets its software worldwide and has sales offices in the United States, Canada, United Kingdom, The Netherlands, Belgium, Germany, Norway, The Czech Republic, France, Luxembourg, Hong Kong, Singapore, Taiwan and Australia.

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

    The following table sets forth the computation of basic and diluted loss per share:


                                                Three Months Ended June 30,     Six Months Ended June 30,
                                                ---------------------------    ---------------------------
                                                    2000           1999            2000           1999
                                                ------------   ------------    ------------   ------------
                                                        (Unaudited)                   (Unaudited)
    Numerator:
      Net loss applicable to common
        stockholders.................           $     (7,482)  $     (5,283)   $    (14,091)  $     (9,605)
                                                ============   ============    ============   ============
    Denominator:
      Weighted average common
         shares outstanding...........                20,263          5,226          19,644          5,225
      Weighted average common
         shares subject to repurchase.                   573          1,546             701          1,674
                                                ------------   ------------    ------------   ------------
    Denominator for basic and
      diluted loss per share.........                 19,690          3,680          18,943          3,551
                                                ============   ============    ============   ============
      Basic and diluted net
        loss per share...............           $      (0.38)  $      (1.44)   $      (0.74)  $      (2.70)
                                                ============   ============    ============   ============


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

   Second Public Offering

    On January 31, 2000, the Company completed a second public offering in which it sold 1,445,851 shares of its common stock for net proceeds to the Company of $155.9 million. Also on January 31, 2000, the Company's underwriters exercised their over-allotment option, which resulted in the sale of an additional 330,000 shares of the Company's common stock which generated additional proceeds of $35.8 million, net of issuance costs.

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

    On April 5, 2000, the Company acquired eObject, Inc., the developer of "enTellect," a java based framework for the access control, personalization and metering of corporate resources. The purchase price was approximately $23.2 million. The acquisition was completed through the issuance of approximately 473,581 shares of the Company's common stock. Pursuant to the terms of the eObject purchase agreement, the Company issued an additional 175,000 shares of the Company's common stock and made a cash payment of approximately $1.0 million on May 26, 2000 to the shareholders of eObject, due to the achievement of certain goals and deliverables. The merger will be accounted for using the purchase method of accounting.

    The unaudited pro forma information below for the six months ended June 30, 2000 gives effect to the acquisition of eObject as if it occurred on January 1, 2000. The unaudited pro forma information includes the historical results of operations of eObject for the six months ended June 30, 2000.


                                                                           Pro Forma
                                                                         June 30, 2000
                                                                         -------------


    Revenue............................................                  $      31,032

    Net loss applicable to common stockholders.........                        (15,984)
                                                                         =============
    Basic and diluted net loss per share applicable
      to common stockholders...........................                  $       (0.83)

    Weighted-average common shares used in
      computing basic and diluted net loss per share
      applicable to common stockholders................                         19,332
                                                                         =============


    The primary pro forma adjustment approximates $1.4 million, and relates to the amortization of goodwill.

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

Overview

    SilverStream is a leading provider of solutions for building, deploying and managing large-scale Internet, e-commerce, business-to-business, enterprise portal and intranet applications. The advantages of Web-based technology are driving the creation of a new generation of business-transforming software programs. These powerful Web-based programs, or Web applications, link a broad universe of customers, vendors, employees and partners with multiple, diverse data sources. We believe our products and services help our customers to rapidly develop Web applications that are scalable, reliable and secure. Using our products and services, organizations can create and deploy robust Web applications in diverse areas such as e-commerce, business-to-business commerce, enterprise portals, employee self-service, supply chain management and customer service.

    SilverStream accelerates customer success through several enterprise-class offerings. The SilverStream Application Server offers customers a proven, scalable and reliable platform with comprehensive support for the Java2
Enterprise Edition (J2EE) standard, plus value-add features for rapid application development and deployment. Advanced ePortal and XML-based integration solutions, with the SilverStream Application Server or other best-of-breed, standards-based application servers as a foundation, drives SilverStream's customer success with e-business initiatives. A brief summary of each product offering is as follows:

     Application Server

     The SilverStream Application Server allows corporations to build and deploy complex Java and HTML applications on which they can run their businesses. It is designed and optimized for the intra/Inter/extranet, and delivers both client- and server-side Java and client-side HTML. The SilverStream Application Server is one of the first application servers to tightly integrate business logic, extensive database access, content creation, publishing, collaboration and communications in one solution. The comprehensive solution is designed to make developers productive with its tightly integrated design tools that lets them build secure enterprise Web applications utilizing the power of a database to store, retrieve and manipulate content and data.

     xCommerce

     The recently released xCommerce products are designed specifically to permit business analysts and software engineers to rapidly enable their proprietary systems for XML integration, map the data flows of those systems to other XML-enabled applications and manage the runtime environment through which integrated applications interoperate. By leveraging the enormous power of XML, winning enterprises are forging a new generation of connections with customers, suppliers and business partners.

     SilverStream ePortal

     In addition to the xCommerce products, SilverStream has recently announced the release of an end-to-end portal solution - comprehensive consulting services, along with the SilverStream Enterprise Portal Framework and component technologies - built on top of the SilverStream Application Server. This framework is a Web application that provides an integrated, personalized view of all applications and information an employee, customer and partner need on a regular basis.

    All of the cabove product offerings also include comprehensive application engineering, implementation, training and support services to help ensure the successful development and implementation of Web applications by our customers.

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

    We record cash receipts and billed amounts due from customers in excess of recognized revenue as deferred revenue. The timing and amount of cash receipts from customers can vary significantly depending on specific contract terms and, therefore, can have a significant impact on the amount of deferred revenue in any given period.

    Our cost of software license revenue includes (i) royalties paid to third parties for technology included in our products, (ii) cost of manuals and product documentation, (iii) media used to deliver our products, (iv) shipping and fulfillment costs and (v) costs associated with license revenues from independent software vendors. Our cost of services revenue includes (i) salaries and related expenses for our consulting, education and technical support services organizations, (ii) costs of third parties contracted to provide consulting services to customers and (iii) an allocation of our facilities, communications and depreciation expenses.

    Our operating expenses are classified into five general categories: sales and marketing, research and development, general and administrative, compensation charge for issuance of stock options and goodwill amortization. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations, marketing materials, advertising campaigns and tradeshows. Research and development expenses consist primarily of personnel costs to support product development. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees, legal and accounting services and facilities-related expenses. Compensation charge for the issuance of stock options represents the difference between the exercise price of options granted and the estimated fair market value of the underlying common stock on the date of the grant. Goodwill amortization relates to our acquisitions made to support our business strategy.

    Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and professional services departments, and to establish an administrative organization. As a result, we have incurred net losses in each fiscal quarter since inception and had an accumulated deficit of $58.3 million as of June 30, 2000. We anticipate that our operating expenses will increase substantially in future quarters as we increase sales and marketing operations, expand distribution channels, increase research and development, broaden professional services, expand facilities and support, and improve operational and financial systems. Accordingly, we expect to incur additional losses for the foreseeable future. In addition, our limited operating history makes it difficult for us to predict future operating results and, accordingly, there can be no assurance that we will sustain revenue growth or achieve profitability.

Results of Operations

    The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our consolidated statements of operations.


                                                                    Three Months Ended    Six Months Ended

                                                                        June 30,               June 30,
                                                                        --------               --------
                                                                      2000     1999        2000      1999
                                                                     ------   ------      ------    ------
    Revenue:
      Software license.........................................        50.0%    67.5%       53.0%     70.9%
      Services.................................................        50.0     32.5        47.0      29.1
                                                                     ------   ------      ------    ------
              Total revenue....................................       100.0    100.0       100.0     100.0
                                                                     ------   ------      ------    ------
    Cost of revenue:
      Software license.........................................         4.5      8.9         5.0       8.8
      Services.................................................        49.0     42.6        45.0      40.7
                                                                     ------   ------      ------    ------
              Total cost of revenue............................        53.5     51.5        50.0      49.5
                                                                     ------   ------      ------    ------
    Gross profit (loss)........................................        41.0     48.5        50.0      50.5
    Operating expenses:
      Sales and marketing......................................        56.1     99.1        64.4     106.1
      Research and development.................................        19.4     42.7        20.0      43.0
      General and administrative...............................        11.8     22.3        13.6      21.3
      Compensation charge for issuance of stock options........         2.3      4.1         2.5       2.4
      Amortization of goodwill.................................        17.1      0.0        13.2       0.0
                                                                     ------   ------      ------    ------
              Total operating expenses.........................       106.7    168.2       113.7     172.8
                                                                     ------   ------      ------    ------
    Loss from operations.......................................       (60.0)  (119.7)      (63.7)   (122.3)
    Other income, net..........................................        18.7      3.2        18.1       2.3
                                                                     ------   ------      ------    ------
    Net loss...................................................       (41.5)% (116.5)%     (45.6)%  (120.0)%
                                                                     ======   ======      ======    ======

   Revenue

    Total revenue increased 319% to $18.0 million in the three months ended June 30, 2000 from $4.3 million in the three months ended June 30, 1999. Total revenue increased 299% to $31.0 million in the six months ended June 30, 2000 from $7.8 million in the six months ended June 30, 1999. These increases are attributable to an increase in our customer base resulting in substantial growth in software license and services revenue. Revenue from international sales increased to $5.9 million, or 33% of total revenue, in the three months ended June 30, 2000 from $1.5 million, or 34% of total revenue, in the three months ended June 30, 1999. Revenue from international sales increased to $11.0 million, or 35% of total revenue, in the six months ended June 30, 2000 from $2.6 million, or 33% of total revenue, in the six months ended June 30, 1999. The increases in international sales is primarily due to increased selling and related activities in the United Kingdom, Germany, Belgium, The Netherlands, The Czech Republic, Norway, France, Singapore, Hong Kong and Taiwan.

    Software License. Software license revenue increased 210% to $9.0 million in the three months ended June 30, 2000 from $2.9 million in the three months ended June 30, 1999. Software license revenue increased 198% to $16.5 million in the six months ended June 30, 2000 from $5.5 million in the six months ended June 30, 1999. These increases are attributable to increased unit sales of our products following the release of Version 2.5 in May of 1999 and 3.0 in February of 2000, as well as higher prices realized for our products in 2000 as compared to 1999.

    Services. Services revenue increased 544% to $9.0 million in the three months ended June 30, 2000 from $1.4 million in the three months ended June 30, 1999. Services revenue increased 543% to $14.6 million in the six months ended June 30, 2000 from $2.3 million in the six months ended June 30, 1999. The increases for the three and six month periods are attributable to the continued expansion of our professional consulting organization, the provision of a wider range of consulting services to customers and an increase in the number of customers and support contracts.

    We believe that growth in our software license revenue depends on our ability to provide our customers with support, education, and consulting services and our ability to educate third-party consulting partners on how to use our products. As a result, we intend to continue to expand our services organization in the future. We expect that revenue from professional consulting services will increase in the future to the extent that additional customers license our products and as we expand both our capacity for the delivery of these services, as well as the scope of our services offerings. We expect that services revenue from support agreements will increase in the future as a result of new and existing license agreements.

   Cost of Revenue

    Software License. Cost of software license revenue increased 112% to $812,000 in the three months ended June 30, 2000 from $383,000 in the three months ended June 30, 1999. Cost of software license revenue increased 127% to $1.6 million in the six months ended June 30, 2000 from $685,000 in the six months ended June 30, 1999. These increases are attributable to increased product, shipping and third party royalty costs from a larger volume of sales orders and to costs associated with our independent software vendors. Cost of software license revenue decreased as a percentage of software license revenue to 9% from 13% for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Cost of software license revenue decreased as a percentage of software license revenue to 9.5% from 12% for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. These decreases resulted primarily because significant product license revenue growth outpaced increases in product license costs in addition to a higher average sales price in 2000 relative to 1999. We expect software license costs to increase in the future due to additional customers licensing our products, both domestically and internationally, as well as the licensing of additional third-party technology that we may choose to embed in our product offerings.

    Services. Cost of services revenue increased 382% to $8.8 million in the three months ended June 30, 2000 from $1.8 million in the three months ended June 30, 1999. Cost of services revenue increased 341% to $14.0 million in the six months ended June 30, 2000 from $3.2 million in the six months ended June 30, 1999. These increases are due to an increase in the number of our education and technical support personnel and the continued rapid expansion of our consulting services business, including an increase in the number of consultants. Services costs as a percentage of services revenue can be expected to vary significantly from period to period depending on the mix of services we provide, whether such services are provided by us or third-party contractors, and overall utilization rates.

   Operating Expenses

    Sales and Marketing. Sales and marketing expenses increased 137% to $10.1 million in the three months ended June 30, 2000 from $4.3 million in the three months ended June 30, 1999. Sales and marketing expenses increased 142% to $20.0 million in the six months ended June 30, 2000 from $8.3 million in the six months ended June 30, 1999. These increases are attributable to increases in the number of sales employees in North America, as well as our expansion of our international sales operations. We believe these expenses will increase significantly in future periods as we expect to continue to expand our sales and marketing efforts. We also anticipate that sales and marketing expenses may fluctuate as a percentage of total revenue from period to period as new sales personnel are hired and begin to achieve productivity.

    Research and Development. Research and development expenses increased 90% to $3.5 million in the three months ended June 30, 2000 from $1.8 million in the three months ended June 30, 1999. Research and development expenses increased 86% to $6.2 million in the six months ended June 30, 2000 from $3.3 million in the six months ended June 30, 1999. These increases are primarily attributable to increases in the number of research and development personnel to support our product development activities. We believe that continued investment in research and development is critical to attaining our strategic objectives, and, as a result, we expect research and development expenses to increase significantly in future periods. To date, all software development costs have been expensed in the period incurred.

    General and Administrative. General and administrative expenses increased 120% to $2.1 million in the three months ended June 30, 2000 from $963,000 in the three months ended June 30, 1999. General and administrative expenses increased 154% to $4.2 million in the six months ended June 30, 2000 from $1.7 million in the six months ended June 30, 1999. These increases are attributable to a growing number of administrative employees. We believe general and administrative expenses will increase, as we expect to add personnel to support our expanding operations, incur additional costs related to the growth of our business, and continue to assume the responsibilities of a public company.

    Compensation Charge for Issuance of Stock Options. We incurred a charge of $419,000 and $763,000 for the three and six months ended June 30, 2000, respectively, related to the issuance of stock options with exercise prices below fair market value on the date of grant. We incurred a charge of $175,000 and $190,000 in the comparable three and six month periods ended June 30, 1999, respectively. Additional outstanding options will continue to vest over the next five years resulting in an aggregate compensation expense of approximately $8.2 million in periods subsequent to June 30, 2000. This additional compensation expense will be charged to operations ratably over the next five years.

    Amortization of Goodwill. We incurred a charge of $3.1 million and $4.1 million for the three and six months ended June 30, 2000, respectively, related to the amortization of goodwill, as a result of the company's acquisition of three of our European distributors in The Czech Republic, Norway and France along with four domestic companies: ObjectEra, GemLogic, Power 2000 and eObject. There were no such charges in the comparable three and six month periods ended June 30, 1999. Goodwill of approximately $61.4 million in the aggregate will continue to be charged to operations ratably over the next five years.

   Other Income, Net

    Other income, net increased to $3.4 million in the three months ended June 30, 2000 from $138,000 in the three months ended June 30, 1999. Other income, net increased to $5.6 million in the six months ended June 30, 2000 from $178,000 in the six months ended June 30, 1999. These increases are attributable to an increase in interest income due to higher cash balances in the comparable three and six month periods ended June 30, 2000 versus June 30, 1999.

Net Operating Losses and Tax Credit Carryforwards

    As of December 31, 1999, we had net operating losses and research and development credit carryforwards of approximately $43.0 million and $901,000, respectively. The net operating loss and research and development credit carryforwards will expire at various dates, beginning in 2012, if not used. Under the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), substantial changes in our ownership may limit the amount of net operating loss carry-forwards that can be used annually in the future to offset taxable income. A valuation allowance has been established to fully reserve the potential benefits of these carryforwards in our financial statements to reflect the uncertainty of future taxable income required to use available tax loss carryforwards and other deferred tax assets.

Liquidity and Capital Resources

    Since inception, we have funded our operations primarily through the private sale of our equity securities, our initial public offering and our second offering aggregating approximately $317.0 million. We have also funded our operations through equipment financings. As of June 30, 2000, we had $214.9 million in cash, cash equivalents and marketable securities, and $209.7 million in working capital. We have two term loans for amounts borrowed to finance equipment. These term loans are from the same bank and bear interest at the bank's prime rate (9.5%; at June 30, 2000), plus 0.5%. At June 30, 2000, we had a total of approximately $1.1 million outstanding under these term loans and the line of credit. Borrowings under these term loans and the line of credit are secured by substantially all of our tangible assets.

    Net cash used in operating activities increased to $9.7 million in the six months ended June 30, 2000 from $8.2 million in the six months ended June 30, 1999. Net cash flows from operating activities in each period reflect increasing net losses and, to a lesser extent, increases in accounts receivable offset in part by increases in accounts payable, accrued expenses and deferred revenue. Net cash flows from operating activities in the six months ended June 30, 2000 also reflect the additional expenses related to the compensation charge for the issuance of stock options and goodwill amortization.

    Net cash used in investing activities was $153.8 million in the six months ended June 30, 2000 as compared to $2.0 million provided by investing activities in the six months ended June 30, 1999. Investing activities reflects purchases of property and equipment in each period, as well as purchases and sales of short-term investments. Investing activities in 2000 also reflect the purchase of Power 2000 and eObject.

    Net cash provided by financing activities increaed to $191.9 million in the six months ended June 30, 2000 from $15.9 million in the six months ended June 30, 1999. Cash provided by financing activities includes proceeds from the issuance of common stock, including the secondary public offering in January of 2000, offset by the payments on long-term debt in the six months ended June 30, 2000. Cash provided by financing activities includes proceeds from the issuance of preferred and common stock, as well as proceeds from equipment financings, offset by payments on long-term debt in the six months ended June 30, 1999.

    Capital expenditures increased to $5.0 million in the six months ended June 30, 2000 from $1.1 million in the six months ended June 30, 1999. Of the $5.0 million incurred in the six months ended June 30, 2000, approximately $2.6 million was related to the relocation of the Company's corporate headquarters from Burlington, Massachusetts to Billerica, Massachusetts. Specifically, we incurred approximately $1.2 million on furniture, fixtures and office equipment, $391,000 on computer equipment and $975,000 on leasehold improvements in connection with the relocation.

    Our other capital expenditures consist of purchases of computer hardware and software, office furniture and equipment and leasehold improvements. More particularly, in connection with the Company's relocation, we incurred Purchases of computer equipment and leasehold improvements represent the largest component of our capital expenditures. We expect this trend to continue as we increase the number of employees, increase the size of our development and quality assurance testing facilities and improve and expand our information systems. Since inception, we have generally funded capital expenditures either with working capital or equipment bank loans.

    We expect to experience significant growth in our operating expenses, particularly research and development and sales and marketing expenses, for the foreseeable future in order to execute our business plan. As a result, we anticipate that such operating expenses, as well as planned capital expenditures and the expansion of our professional services organization, will constitute a material use of our cash resources. In addition, we may use cash to fund acquisitions of, or investments in, complementary businesses, technologies or product lines. We believe that the net proceeds from the sale of the common stock generated by our initial and secondary public offerings, together with funds generated from operations, will be sufficient to meet our working capital requirements for at least the next 12 months. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

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

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements." The SAB formalizes positions the staff has expressed in speeches and comment letters. SAB 101 is effective no later than the fourth fiscal quarter of the fiscal year beginning after December 15, 1999. We are presently analyzing the impact, if any, that the adherence to the SAB will have on our financial condition or results of operations.

Certain Factors That May Affect Future Results

    The following important factors, among other things, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by our management from time to time.

   We Have Incurred Substantial Losses, and Expect Continued Losses That Will Harm Our Business.

    We have never been profitable. Our failure to significantly increase our revenue would seriously harm our business and operating results. We have experienced operating losses in each quarterly and annual period since inception and we expect to incur significant losses in the future. We incurred net losses of $952,000 for the period from our inception to December 31, 1996, $8.3 million for the year ended December 31, 1997, $12.9 million for the year ended December 31, 1998 and $22.3 million for the year ended December 31, 1999. As of June 30, 2000, we had an accumulated deficit of $58.3 million. We expect to significantly increase our research and development, sales and marketing and general and administrative expenses in future periods. As a result, we will need to significantly increase our quarterly revenue to achieve and maintain profitability. If our revenue grows more slowly than we anticipate or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenue, our business will be materially and adversely affected.

   We Expect to Depend on Our Application Server and Related Services for Substantially All of Our Revenue for the Foreseeable Future and If Our Application Server Does Not Achieve Widespread Market Acceptance, Our Business and Results of Operations Will Suffer.

    We expect to continue to derive substantially all of our revenue from the SilverStream Application Server and related products and services. Failure to achieve broad market acceptance of the SilverStream Application Server, or a decline in the price of, or demand for, our Application Server and related products and services would seriously harm our business and operating results. We cannot predict the level of market acceptance that will be achieved or maintained by our products and services.

   Our Business Will Suffer if We Do Not Successfully Introduce Enhancements to Our Product Offerings.

    Our future financial performance will depend significantly on revenue from future enhancements to our product offerings that we are currently developing. Any delays or difficulties in completing these enhancements would seriously harm our business and operating results. We have recently released Version 3.5 of our Application Server, which contains new functionality including improvements to the programming environment as well as improved support for computing standards, such as Enterprise JavaBeans and Java2, and third-party development tools. The new version will also provide a highly visual development and deployment environment for Linux desktops. Also recently, we announced the availability of SilverStream ePortal, a complete suite of eCRM (Electronic Customer Relationship Management) software for building e-business solutions. SilverStream ePortal allows businesses to quickly implement advanced commerce and business-to-business Web sites that provide a rich, personalized experience for visitors. Lastly, we just announced the general availability of xCommerce, a family of B2B integration server products that leverages the power of XML (extensible markup language), enabling companies to quickly build, integrate and deploy powerful eCommerce applications. We cannot be certain that enhanced versions of the SilverStream Application Server or new and enhanced versions of complementary products will meet customer performance needs or expectations when shipped or that new versions will be free of significant software defects or bugs.

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

   Our Lengthy Sales Cycle Makes it Difficult to Predict Our Quarterly Results.

    A customer's decision to purchase our products typically involves that customer's senior information technology managers, as the customer applications to be built and deployed using our products are generally critical to the customer's business. We generally need to educate potential customers on the use and benefits of an application server and on the performance features of the SilverStream Application Server. Our long sales cycle makes it difficult to predict the quarter in which sales may occur. The sale of our products is also subject to delays from the lengthy budgeting, approval and competitive evaluation processes that typically accompany significant information technology purchasing decisions. For example, customers frequently begin by evaluating our products on a limited basis and devote time and resources to testing our products before they decide whether or not to purchase a license for deployment. Customers may also defer orders as a result of anticipated releases of new products or enhancements by us or our competitors.

   Failure to Develop and Expand Our Sales and Marketing Capabilities Would Harm Our Business.

    We need to expand our sales and marketing operations in order to increase market awareness of our products, market the SilverStream Application Server to a greater number of organizations and generate increased revenue. However, competition for qualified sales personnel is intense and we may not be able to hire enough qualified individuals in the future. If we are unable to attract or retain such qualified sales personnel, our business and operating results would be seriously harmed. Our products and services require a sophisticated sales effort targeted at senior information technology management of our prospective customers. New hires require extensive training typically for at least six months to achieve full productivity. We have limited experience managing a large, expanding and geographically dispersed direct sales force. In addition, we have limited experience marketing our products broadly to a large number of potential customers.

   Failure to Maintain Existing, or Increase the Number of, Third-Party Distribution Relationships May Limit Our Ability to Penetrate the Market.

    We have a limited number of third-party distribution agreements and we may not be able to increase the number of our distribution relationships or maintain our existing relationships. Our failure to maintain or increase the number of our distribution relationships may limit our ability to penetrate the market. Our current agreements with our distribution partners do not prevent them from selling products of other companies, including products that may compete with our products, and generally do not require these partners to purchase minimum quantities of our products. These distributors could give higher priority to the products of other companies or to their own products, than they give to our products. As a result, the loss of, or a significant reduction, in sales volume to our current or future distribution partners could seriously harm our revenue and operating results. In addition, a significant increase in sales through these channels could also negatively impact our gross margins, as sales through these channels generally have lower revenue per unit than direct sales.

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

   We Face Risks Associated with International Operations That Could Harm Our Business.

    To be successful, we believe we must expand our international operations and, therefore, we expect to commit significant resources to expand our international sales and marketing activities. However, we may not be able to maintain or increase market demand for our products which may harm our business. We are increasingly subject to a number of risks associated with international business activities which may increase our costs, lengthen our sales cycle and require significant management attention. These risks generally include:

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

   Our Future Success Depends on Continued Use of the Internet and Growth of Electronic Business.

    Our future success depends heavily on the acceptance and use of the Internet for electronic business. If electronic business does not continue to grow or grows more slowly than expected, demand for our products and services will be reduced. Consumers and businesses may reject the Internet as a viable commercial medium for a number of reasons, including potentially inadequate network infrastructure, slow development of enabling technologies, insufficient commercial support or privacy concerns. The Internet's infrastructure may not be able to support the demands placed on it by increased usage. In addition, delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or increased governmental regulation, could cause the Internet to lose its viability as a commercial medium. Even if the required infrastructure, standards, protocols and complementary products, services or facilities are developed, we may incur substantial expenses adapting our solutions to changing or emerging technologies.

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

   We May Not Achieve the Expected Benefits of Our Recent Acquisitions.

    In December 1999, we acquired ObjectEra, a developer of object request broker computer products, and GemLogic, a developer of XML integration server technology. This year, we acquired Power 2000, an e-Business service provider, and eObject, the developer of "enTellect," a java based framework for the access, control, personalization and metering of corporate resources. Our failure to successfully address the risks associated with these acquisitions could have a material adverse effect on our ability to develop and market products based on the acquired technologies. We have just recently developed enhanced features to our Application Server and complementary products based on the acquired technologies, and will continue to devote significant resources to product development, sales and marketing. The success of these acquisitions will depend on our ability to continue to:

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

   Any Acquisitions We Make Could Disrupt Our Business and Consequently Harm Our Financial Condition.

    In the past we have acquired businesses with complementary products and technology and, in order to remain competitive, we may find it necessary to acquire additional businesses, products or technologies. If we identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition, or integrate the acquired business, products or technologies into our existing business and operations. Further, completing a potential acquisition and integrating an acquired business will cause significant diversions of management time and resources. If we consummate one or more significant acquisitions in which the consideration consists of stock or other securities, your equity could be significantly diluted. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash, including proceeds from this offering, to consummate an acquisition. Acquisition financing may not be available on favorable terms, or at all. In addition, we may be required to amortize significant amounts of goodwill and other intangible assets in connection with future acquisitions, which would seriously harm our operating results.

   Our Software Products May Contain Errors or Defects that Could Result in Lost Revenues, Delayed or Limited Market Acceptance or Product Liability Claims with Substantial Litigation Costs.

    Complex software products like ours can contain errors or defects, particularly when first introduced or when new versions or enhancements are released. Defects or errors in current or future products, including the SilverStream Application Server Version 3.5, could result in lost revenue or a delay in market acceptance, which would seriously harm our business and operating results. We have in the past discovered software errors in our new releases and new products after their introduction and expect that this will continue. Despite internal testing and testing by current and potential customers, our current and future products may contain serious defects.

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

    We obtain a major portion of our software license revenue from licensing our products under standardized "shrink wrap" and "click-wrap" agreements that our customers do not sign. If any of these agreements were deemed unenforceable, those customers may seek to use and copy our technology without appropriate limitations.

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

   Insiders Have Substantial Influence Over SilverStream and Could Delay or Prevent a Change in Corporate Control.

    As of August 1, 2000, our executive officers, directors and principal stockholders beneficially owned, in the aggregate, approximately 35.7% of our outstanding common stock. As a result, these stockholders have the ability to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change of control of SilverStream.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

    We do not currently use derivative financial instruments. We generally place our marketable security investments in high credit quality instruments, primarily United States Government and Federal Agency obligations, tax-exempt municipal obligations and corporate obligations with contractual maturities of ten years or less. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is not material.

    Internationally, we invoice customers primarily in local currency. We are exposed to foreign exchange rate fluctuations from when customers are invoiced in local currency until collection occurs. We do not currently enter into foreign currency hedge transactions. Through June 30, 2000, foreign currency fluctuations have not had a material impact on our financial position or results of operations.

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

PART II. Other Information

Item 2.  Changes In Securities and Use of Proceeds

    (c) Sales of Unregistered Securities

    On April 6, 2000, pursuant to the terms of an Agreement and Plan of Merger, dated as of April 5, 2000 (the "Merger Agreement"), between SilverStream, eObject Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of SilverStream ("Merger Sub"), eObject, Inc., a Delaware corporation ("eObject"), and Jeffrey C. Broberg, John W. Murphy, Stephen Craig, Donald K. Emery and John M. Sloane, as the stockholders of eObject, and John W. Murphy, Donald K. Emery and John M. Sloane, as the "Indemnification Representatives" of eObject, SilverStream acquired eObject through a merger of Merger Sub with and into eObject. The Merger Agreement provided that the eObject stockholders would exchange their outstanding shares of eObject capital stock for approximately 473,581 shares of our common stock (the "Merger Shares"). Pursuant to the terms of the Merger Agreement, we issued an additional 175,000 shares of our common stock (the "Additional Merger Shares") and made a cash payment of approximately $1.0 million on May 26, 2000 to the shareholders of eObject, due to the achievement of certain goals and deliverables. We issued the Merger Shares and the Additional Merger Shares in reliance on the exemption from registration contained in Regulation D promulgated under the Securities Act of 1933, as amended. No underwriters were involved in connection with the issuance and sale of the Merger Shares or the Additional Merger Shares.

    (d) Use of Proceeds from Sales of Registered Securities

    On August 20, 1999, we closed our initial public offering of our common stock. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Registration No. 333-80553) that was declared effective by the Securities and Exchange Commission on August 16, 1999. After deducting the underwriting discounts and commission and the offering expenses, we received net proceeds from the offering of approximately $49.6 million. We did not pay any of our net proceeds of the offering, directly or indirectly, to any director, officer or general partner of SilverStream or any of their associates, or to any persons owning ten percent or more of any class of our equity securities, or any of our affiliates.

    The net proceeds generated from the initial public offering have been used primarily to fund our working capital, capital expenditures and general corporate needs. In addition, we used $4.2 million as an initial payment related to the acquisition of ObjectEra, and we made a loan of $2.0 million to one of our corporate collaborators pursuant to a Convertible Promissory Note, which was converted to an equity investment on May 31, 2000. After December 31, 1999, we made a second payment to ObjectEra of $3.9 million, as provided for in the purchase and sale agreement. As part of the consideration for the purchase of eObject, we made a payment of $1.0 million. As part of the consideration for the purchase of Power 2000, we made a payment of $5.3 million, as well as a payment of $665,000 to pay off Power 2000's line of credit, a liability we assumed as part of the purchase price. Our Capital expenditures included $2.6 million related to the relocation of the Company's corporate headquarters from Burlington, Massachusetts to Billerica, Massachusetts. Specifically, we incurred approximately $1.2 million on furniture, fixtures and office equipment, $391,000 on computer equipment and $975,000 on leasehold improvements in connection with the relocation.

    On January 31, 2000, we closed our second public offering of our common stock. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Registration No. 333-94103) that was declared effective by the Securities and Exchange Commission on January 25, 2000. After deducting the underwriting discounts and commission and the offering expenses described above, we received net proceeds from the offering of approximately $191,700,000. We did not pay any of SilverStream's net proceeds of the offering, directly or indirectly, to any director, officer or general partner of SilverStream or any of their associates, or to any persons owning ten percent or more of any class of our equity securities, or to any of our affiliates.

     The net proceeds to us generated from the secondary public offering are currently invested primarily in U.S. Government and Federal Agency obligations, tax-exempt municipal obligations and corporate obligations with contractual maturities of ten years or less.

Item 4.  Submission of Matters to a Vote of Security-Holders

    On May 2, 2000, We held Our Annual Meeting of Stockholders to vote on the following proposals:

          1. To elect two members of the Board of Directors for a three-year term ("Proposal No. 1"). Nominees for Director were David R. Skok and Timothy Barrows.

          2. To approve (a) the continuance of our Amended and Restated 1997 Stock Incentive Plan (the "Stock Incentive Plan"); (b) an amendment to the Stock Incentive Plan increasing from 3,500,000 to 6,000,000 the number of shares of common stock reserved for issuance under the Stock Incentive Plan; and (c) other amendments related to the Stock Incentive Plan as more fully described in the proxy statement furnished in connection with the solicitation of proxies by our Board of Directors of SilverStream for use at the Annual Meeting of Stockholders held on May 2, 2000 ("Proposal No. 2").

          3. To ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2000 ("Proposal No. 3").

    Of the 19,621,701 shares of the our common stock of record as of March 27, 2000 able to be voted at the meeting, a total of approximately 16,039,804 shares, or approximately 81% of our issued and outstanding shares of common stock entitled to vote on these matters, were present at the meeting in person or by proxy. Each of the proposals was adopted, with the vote total as follows:


                                         Shares              Shares              Shares              Shares
                                       Voting For        Voting Against        Abstaining           Withheld

Proposal
No. 1

     David R. Skok                     16,031,751               0                   0                 8,053
     Timothy Barrows                   16,029,786               0                   0                10,018
No. 2                                  10,748,744           3,244,198            24,695                 0
No. 3                                  16,034,518             4,015               1,271                 0



Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

          10* Agreement and Plan of Merger, dated April 5, 2000, by and among SilverStream Software, Inc., eObject Acquisition Corp., eObject, Inc. and the Major Stockholders and Indemnification Representatives named therein.

          27  Financial Data Schedule.

----------

* Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2000.

(b)       Reports on Form 8-K.

          On April 19, 2000, we filed a Current Report on Form 8-K to report under Item 2 (Acquisistion of Disposition of Assets) the consummation of an Agreement and Plan of Merger for the acquisition of eObject, Inc.

          On June 20, 2000, we filed Amendment No. 1 to Current Report on Form 8-K to report under Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) the financial statements required to be filed in connection with the consummation of an Agreement and Plan of Merger for the acquisition of eObject, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2000                      SILVERSTREAM SOFTWARE, INC.

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