Form 10-Q
period 2000-09-30
SILVERSTREAM SOFTWARE INC
filed 2000-11-14
CIK 1042282

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                 ---------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2000.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 8, 2000 there were 20,615,640 shares of the registrant's common stock outstanding.

                           SilverStream Software, Inc.

                                    Form 10-Q

                For the Quarterly Period Ended September 30, 2000

                                Table of Contents

PART I.       Financial Information                                                                                  Page
                                                                                                                     ----
              Item 1.   Financial Statements........................................................................  3-7

                        Condensed Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999........    3

                        Condensed Consolidated Statements of Operations for the Three and the Nine Months Ended
                        September 30, 2000 and 1999.................................................................    4

                        Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
                        September 30, 2000 and 1999.................................................................    5

                        Notes to Condensed Consolidated Financial Statements........................................  6-7

              Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations....... 8-20


              Item 3.   Quantitative and Qualitative Disclosures About Market Risk..................................   20

PART II.      Other Information

              Item 2.   Changes in Securities and Use of Proceeds...................................................20-21

              Item 6.   Exhibits and Reports on Form 8-K............................................................   21

                        Signatures..................................................................................   22


PART I.  Financial Information

Item 1.  Financial Statements

                           SILVERSTREAM SOFTWARE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (in thousands)
                                   (Unaudited)

                                                                                             September 30,   December 31,

                                                                                                 2000            1999
                                                                                             -------------   ------------
                                              Assets

         Current assets:
           Cash and cash equivalents.......................................................  $    55,603     $     46,799
           Marketable securities...........................................................      147,561              247
           Accounts receivable; net of allowances of $1,347 at September 30, 2000
              and $763 at December 31, 1999 ...............................................       21,740            6,938
           Prepaid expenses................................................................        2,480            1,131
           Other current assets............................................................          765            2,003
                                                                                             -----------     ------------
                  Total current assets.....................................................      228,149           57,118

         Furniture, equipment and leasehold improvements, net..............................        9,813            2,836
         Other assets......................................................................        2,081                -
         Intangibles, net.................................................................        62,383           20,709
                                                                                             -----------     ------------

                  Total assets.............................................................  $   302,426     $     80,663
                                                                                             ===========     ============

                               Liabilities and stockholders' equity

         Current liabilities:
           Accounts payable................................................................  $     5,401     $      7,740
           Accrued expenses................................................................       10,033            3,299
           Deferred revenue................................................................       10,544            5,079
           Current portion of long-term debt...............................................          451              451
                                                                                             -----------     ------------
                  Total current liabilities................................................       26,429           16,569

         Long-term debt, less current portion..............................................          214              509

         Stockholders' equity:
           Common stock....................................................................           22               18
           Additional paid-in capital......................................................      349,121          115,185
           Deferred compensation...........................................................       (7,777)          (7,213)
           Accumulated deficit.............................................................     ( 64,934)         (44,161)
           Other accumulated comprehensive income/(loss)...................................         (617)            (140)
           Notes receivable from stockholders..............................................          (32)            (104)
                                                                                             -----------     ------------
                  Total stockholders' equity...............................................      275,783           63,585
                                                                                             -----------     ------------

                  Total liabilities and stockholders' equity...............................  $   302,426     $     80,663
                                                                                             ===========     ============




                 The accompanying notes are an integral part of these condensed consolidated financial statements.

                           SILVERSTREAM SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except per share data)
                                   (Unaudited)

                                                               Three Months Ended            Nine Months Ended

                                                                  September 30,                September 30,
                                                           -------------------------    --------------------------
                                                               2000          1999           2000           1999
                                                           -----------   -----------    -----------    -----------
Revenue:
  Software license....................................     $    12,069   $     3,495    $    28,519    $     9,010
  Services............................................          11,432         2,757         26,014          5,024
                                                           -----------   -----------    -----------    -----------
          Total revenue...............................          23,501         6,252         54,533         14,034
Cost of revenue:
  Software license....................................             760           391          2,315          1,076
  Services............................................          10,259         3,296         24,212          6,463
                                                           -----------   -----------    -----------    -----------
          Total cost of revenue.......................          11,019         3,687         26,527          7,539
                                                           -----------   -----------    -----------    -----------

Gross profit..........................................          12,482         2,565         28,006          6,495
Operating expenses:
  Sales and marketing.................................          11,934         4,962         31,916         13,220
  Research and development............................           4,435         1,831         10,633          5,173
  General and administrative..........................           2,282           940          6,492          2,600
  Compensation charge for issuance of stock options...             456           108          1,219            298
  Amortization of goodwill............................           3,402            81          7,502             81
                                                           -----------   -----------    -----------    -----------
          Total operating expenses....................          22,509         7,922         57,762         21,372
                                                           -----------   -----------    -----------    -----------

Loss from operations..................................         (10,027)       (5,357)       (29,756)       (14,877)

Other income, net.....................................           3,345           337          8,983            515
                                                           -----------   -----------    -----------    -----------

Net loss..............................................     $    (6,682)  $    (5,020)   $   (20,773)   $   (14,362)
                                                           ===========   ===========    ===========    ===========

Beneficial conversion feature in Series D preferred
stock.................................................               -             -              -           (263)
                                                           -----------   -----------    -----------    -----------

Net loss applicable to common stockholders............     $    (6,682)  $    (5,020)   $   (20,773)   $   (14,625)
                                                           ===========   ===========    ===========    ===========

Basic and diluted net loss per share applicable to
common stockholders...................................     $     (0.33)  $      (.51)   $     (1.07)   $     (2.58)
                                                           ===========   ===========    ===========    ===========

Weighted-average common shares used in computing basic
and diluted net loss per share applicable to common
stockholders..........................................         20,164          9,860         19,352          5,678
                                                           ===========   ===========    ===========    ===========






                 The accompanying notes are an integral part of these condensed consolidated financial statements.

                           SILVERSTREAM SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                   (Unaudited)

                                                                                                    Nine Months Ended

                                                                                                      September 30,

                                                                                                   2000            1999
                                                                                              ------------     ------------
     Operating activities

     Net loss.............................................................................    $    (20,773)    $    (14,362)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization......................................................           9,271              998
       Provision for allowances on accounts receivable....................................             583              234
       Compensation charge for issuance of stock options..................................           1,219              298
       Changes in operating assets and liabilities:
         Accounts receivable..............................................................         (15,002)          (2,216)
         Other receivable.................................................................           2,303                -
         Prepaid expenses.................................................................          (1,268)            (593)
         Other current assets.............................................................               3              157
         Accounts payable and accrued expenses............................................           2,831            2,324
         Deferred revenue.................................................................           5,329            1,573
                                                                                              ------------     ------------
     Net cash used in operating activities................................................         (15,504)         (11,587)
                                                                                              ------------     ------------

     Investing activities

     Purchase of furniture and equipment..................................................          (8,425)          (1,693)
     Acquisitions of businesses, net of cash acquired.....................................         (12,887)               -
     Cash acquired through acquisitions of subsidiaries...................................               -              171
     Purchase of available-for-sale securities............................................        (147,314)          (1,817)
                                                                                              ------------     ------------
     Net cash used in investing
       Activities.........................................................................        (168,626)          (3,339)
                                                                                              ------------     ------------

     Financing activities

     Net proceeds from issuance of preferred stock........................................               -           14,728
     Net proceeds from issuance of common stock...........................................         194,298           50,070
     Proceeds from line of credit.........................................................               -              750
     Payments on long-term debt...........................................................            (959)            (461)
     Payment of note receivable from stockholders.........................................              72                -
                                                                                              ------------     ------------
     Net cash provided by financing activities............................................         193,411           65,087
                                                                                              ------------     ------------

     Effects of exchange rate on cash and cash equivalents................................            (477)             (36)

     Net increase (decrease) in cash and cash equivalents.................................           8,804           50,125

     Cash and cash equivalents at beginning of period.....................................          46,799            1,199
                                                                                              ------------     ------------
     Cash and cash equivalents at end of period...........................................    $     55,603     $     51,324
                                                                                              ============     ============





                 The accompanying notes are an integral part of these condensed consolidated financial statements.

                           SILVERSTREAM SOFTWARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Business

    The condensed consolidated financial statements include the accounts of SilverStream Software, Inc. and its U.S. and international subsidiaries, all of which are wholly owned, located in North America, Europe and Asia. All intercompany accounts and transactions have been eliminated in consolidation. SilverStream Software, Inc. and its subsidiaries are collectively referred to as the "Company" or "SilverStream."

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all financial information and disclosures required for complete financial statements pursuant to accounting principles generally accepted in the United States. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the financial condition of the Company as of the date of the interim balance sheet. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

    SilverStream is a leading provider of solutions for building, deploying and managing large-scale Internet, e-commerce, business-to-business, enterprise portal and intranet applications. The Company markets its software worldwide and has sales offices in the United States, Canada, United Kingdom, The Netherlands, Belgium, Germany, Norway, The Czech Republic, France, Luxembourg, Denmark, Sweden, Hong Kong, Singapore, Taiwan and Australia.

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

    The following table sets forth the computation of basic and diluted loss per share:

                                                Three Months Ended September 30,       Nine Months Ended September 30,

                                                    2000                1999               2000               1999
                                                ------------        ------------       ------------       ------------
                                                          (Unaudited)                            (Unaudited)
    Numerator:
      Net loss........................          $     (6,682)       $     (5,020)      $    (20,773)      $    (14,362)

      Beneficial conversion feature
        in series D preferred stock...                    --                  --                 --               (263)
                                                ------------        ------------       ------------       ------------
      Net loss applicable to common
        stockholders..................          $     (6,682)       $     (5,020)      $    (20,773)      $    (14,625)
                                                ============        ============       ============       ============
    Denominator:
      Weighted average common shares
         outstanding..................                20,477              11,146             19,924              7,222

      Weighted average common shares
         subject to repurchase........                  (313)             (1,286)              (572)            (1,544)
                                                ------------        ------------       ------------       ------------
    Denominator for basic and
      diluted loss per share
      applicable to common
      stockholders....................                20,164               9,860             19,352              5,678
                                                ============        ============       ============       ============

    Basic and diluted net loss per
      share applicable to common
      stockholders....................          $      (0.33)       $      (0.51)      $      (1.07)      $      (2.58)
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

   Comprehensive Loss

    Total comprehensive loss was $7,025,000 and $21,250,000 for the three and nine months ended September 30, 2000, respectively, and $5,009,000 and $14,687,000 for the three and nine months ended September 30, 1999, respectively. Other comprehensive loss consisted of adjustments for foreign currency translation losses in the amounts of $343,000 and $477,000 for the three and nine months ended September 30, 2000, respectively.

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

    On April 5, 2000, the Company acquired eObject, Inc., the developer of "enTellect," a java based framework for the access control, personalization and metering of corporate resources. The purchase price was approximately $23.2 million. The acquisition was completed through the issuance of approximately 473,581 shares of the Company's common stock. Pursuant to the terms of the eObject purchase agreement, the Company issued an additional 175,000 shares of the Company's common stock and made a cash payment of approximately $1.0 million on May 26, 2000 to the shareholders of eObject, due to the achievement of certain goals and deliverables. The merger has been accounted for using the purchase method of accounting and the goodwill will be charged to operations ratably over the next five years

    The unaudited pro forma information below for the nine months ended September 30, 2000 gives effect to the acquisition of eObject as if it occurred on January 1, 2000. The unaudited pro forma information includes the historical results of operations of eObject for the nine months ended September 30, 2000.

                                                                           Pro Forma
                                                                       September 30, 2000
                                                                       ------------------

    Revenue............................................                $           54,533

    Net loss applicable to common stockholders.........                           (22,666)
                                                                       ==================
    Basic and diluted net loss per share applicable
      to common stockholders...........................                $            (1.16)

    Weighted-average common shares used in
      computing basic and diluted net loss per share
      applicable to common stockholders................                            19,507
                                                                       ==================


    The primary pro forma adjustment is approximately $1.4 million, and relates to the amortization of goodwill.

    On August 11, 2000, the Company acquired Excelnet Systems Limited, a provider of Web-based business solutions through the provision of quality software products, training, applications development and consultancy services. The purchase price was $7 million, $5 million of which was paid at closing, $1 million of which is contingent upon Excelnet achieving certain revenue targets for the year ended December 31, 2000, and $1 million of which is contingent upon Excelnet achieving certain revenue targets for the year ended December 31, 2001. The closing acquisition price was paid by the issuance of 32,620 shares of the Company's common stock along with $3.5 million of cash. The acquisition has been accounted for using the purchase method of accounting and the goodwill will be charged to operations ratably over the next five years. The contingent payments of $2.0 million will be capitalized to intangible assets as goodwill if incurred and will be amortized over the remaining life of the asset.

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

Overview

    We are a leading provider of solutions for building, deploying and managing large-scale Internet, e-commerce, business-to-business, enterprise portal and intranet applications. The advantages of Web-based technology are driving the creation of a new generation of business-transforming software programs. These powerful Web-based programs, or Web applications, link a broad universe of customers, vendors, employees and partners with multiple, diverse data sources. We believe our products and services help our customers to rapidly develop Web applications that are scalable, reliable and secure. Using our products and services, organizations can create and deploy robust Web applications in diverse areas such as e-commerce, business-to-business commerce, enterprise portals, employee self-service, supply chain management and customer service.

    We accelerate customer success through several enterprise-class offerings. The SilverStream Application Server offers customers a proven, scalable and reliable platform with comprehensive support for the Java2 Enterprise Edition
(J2EE) standard, plus value-added features for rapid application development and deployment. Our advanced ePortal and XML-based integration solutions, using our Application Server or other standards-based application servers as foundations, drive our customer success. A brief summary of each product offering is as follows:

     Application Server

     The SilverStream Application Server allows corporations to build and deploy complex Java and HTML applications on which they can run their businesses. It is designed and optimized for the intra/Inter/extranet, and delivers both client- and server-side Java and client-side HTML. The SilverStream Application Server is one of the first application servers to tightly integrate business logic, extensive database access, content creation, publishing, collaboration and communications in one solution. The comprehensive solution is designed to make developers productive with its design tools that lets them build secure enterprise Web applications using the power of a database to store, retrieve and manipulate content and data.

     xCommerce

     The xCommerce products are designed specifically to permit business analysts and software engineers to rapidly enable their proprietary systems for XML integration, map the data flows of those systems to other XML-enabled applications and manage the runtime environment through which integrated applications interoperate. By leveraging the power of XML, enterprises are forging a new generation of connections with customers, suppliers and business partners.

     SilverStream ePortal

     In addition to the xCommerce products, we have recently released an end-to-end portal solution - comprehensive consulting services, along with the SilverStream Enterprise Portal Framework and component technologies - built on top of the SilverStream Application Server. This framework is a Web application that provides an integrated, personalized view of all applications and information an employee, customer and partner may need on a regular basis.

    All of the above product offerings also include comprehensive application engineering, implementation, training and support services to help ensure the successful development and implementation of Web applications by our customers.

    We market our products and services globally through our direct sales force and a network of independent software vendors, system integrators, value-added resellers and consulting partners. To date, we have licensed the SilverStream Application Server to over 1,300 customers in a wide variety of industries, including communications, financial services, government, manufacturing, oil and gas, pharmaceutical, technology and transportation.

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

    Our customers often contract for update assurance, which provides them with new releases of software for a period of typically one year. These agreements are separately negotiated and priced. We recognize update assurance revenue ratably over this 12-month period.

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

    Our cost of software license revenue includes royalties paid to third parties for technology included in our products, cost of manuals and product documentation, media used to deliver our products, shipping and fulfillment costs and costs associated with license revenues from independent software vendors. Our cost of services revenue includes salaries and related expenses for our consulting, education and technical support services organizations, costs of third parties contracted to provide consulting services to customers and an allocation of our facilities, communications and depreciation expenses.

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

    Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and professional services departments, and to establish an administrative organization. As a result, we have incurred net losses in each fiscal quarter since inception and had an accumulated deficit of $64.9 million as of September 30, 2000. We anticipate that our operating expenses will continue to increase in future quarters as we increase sales and marketing operations, expand distribution channels, increase research and development, broaden professional services, expand facilities and support, and improve operational and financial systems. Accordingly, we expect to incur additional losses for the foreseeable future. In addition, our limited operating history makes it difficult for us to predict future operating results and, accordingly, there can be no assurance that we will sustain revenue growth or achieve profitability.

Results of Operations

    The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our condensed consolidated statements of operations.

                                                                    Three Months Ended     Nine Months Ended

                                                                      September 30,         September 30,
                                                                      -------------         -------------
                                                                      2000      1999        2000      1999
                                                                    -------    ------      ------    ------
    Revenue:
      Software license.........................................        51.4%     55.9%       52.3%     64.2%
      Services.................................................        48.6      44.1        47.7      35.8
                                                                    -------    ------      ------    ------
              Total revenue....................................       100.0     100.0       100.0     100.0
                                                                    -------    ------      ------    ------
    Cost of revenue:
      Software license.........................................         3.2       6.3         4.2       7.7
      Services.................................................        43.7      52.7        44.4      46.0
                                                                    -------    ------      ------    ------
              Total cost of revenue............................        46.9      59.0        48.6      53.7
                                                                    -------    ------      ------    ------
    Gross profit (loss)........................................        53.1      41.0        51.4      46.3
    Operating expenses:
      Sales and marketing......................................        50.8      79.4        58.5      94.2
      Research and development.................................        18.9      29.3        19.5      36.9
      General and administrative...............................         9.7      15.0        11.9      18.5
      Compensation charge for issuance of stock options........         1.9       1.7         2.2       2.1
      Amortization of goodwill.................................        14.5       1.3        13.8       0.6
                                                                    -------    ------      ------    ------
              Total operating expenses.........................        95.8     126.7       105.9     152.3
                                                                    -------    ------      ------    ------
    Loss from operations.......................................       (42.7)    (85.7)      (54.5)   (106.0)
    Other income, net..........................................        14.2       5.4        16.5       3.7
                                                                    -------    ------      ------    ------
    Net loss...................................................       (28.5)%   (80.3)%     (38.0)%  (102.3)%
                                                                    =======    ======      ======    ======


   Revenue

    Total revenue increased 276% to $23.5 million in the three months ended September 30, 2000 from $6.3 million in the three months ended September 30, 1999. Total revenue increased 289% to $54.5 million in the nine months ended September 30, 2000 from $14.0 million in the nine months ended September 30, 1999. These increases are attributable to an increase in our customer base, as well as the release of Version 1.0 of our ePortal and xCommerce products during the third quarter of 2000. Revenue from international sales increased to $8.5 million, or 36% of total revenue, in the three months ended September 30, 2000 from $2.4 million, or 39% of total revenue, in the three months ended September 30, 1999. Revenue from international sales increased to $19.5 million, or 36% of total revenue, in the nine months ended September 30, 2000 from $5.0 million, or 36% of total revenue, in the nine months ended September 30, 1999. The increases in international sales are primarily attributable to the same factors noted above.

    Software License. Software license revenue increased 245% to $12.1 million in the three months ended September 30, 2000 from $3.5 million in the three months ended September 30, 1999. Software license revenue increased 217% to $28.5 million in the nine months ended September 30, 2000 from $9.0 million in the nine months ended September 30, 1999. These increases are attributable to increased unit sales of our products following the release of ePortal Version
1.0 and xCommerce Version 1.0 in July 2000, along with the release of Application Server Version 3.5 in September 2000, as well as higher prices for our products in 2000 as compared to 1999.

    Services. Services revenue increased 315% to $11.4 million in the three months ended September 30, 2000 from $2.8 million in the three months ended September 30, 1999. Services revenue increased 418% to $26.0 million in the nine months ended September 30, 2000 from $5.0 in the nine months ended September 30, 1999. The three and nine month comparative increases, respectively, are attributable to the continued expansion of our professional consulting organization (both internally and through our acquisition of Excelnet Systems Limited and Power 2000), the offering of a wider range of consulting services to customers, the introduction of our ePortal and xCommerce 1.0 products, and an increase in the number of customers and support contracts.

    We believe that growth in our software license revenue depends on our ability to provide our customers with support, education, and consulting services and to educate third-party consulting partners on how to use our products. As a result, we intend to continue to expand our services organization in the future. We expect that revenue from professional consulting services will increase in the future to the extent that additional customers license our products and as we expand our capacity for the delivery of these services and the scope of our services offerings. We expect that services revenue from support agreements will increase in the future as a result of new and existing license agreements.

   Cost of Revenue

    Software License. Cost of software license revenue increased 94% to $760,000 in the three months ended September 30, 2000 from $391,000 in the three months ended September 30, 1999. Cost of software license revenue increased 115% to $2.3 million in the nine months ended September 30, 2000 from $1.1 million in the nine months ended September 30, 1999. These increases are attributable to increased product, shipping and third-party royalty costs from a larger volume of sales orders and to costs associated with our independent software vendors. Cost of software license revenue decreased as a percentage of software license revenue to 6% from 11% for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Cost of software license revenue decreased as a percentage of software license revenue to 8% from 12% for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. These decreases occurred because product license revenue growth outpaced increases in product license costs and because of a higher average sales price in 2000 versus 1999. In addition, our new products (ePortal and xCommerce) have lower costs associated with them, due to the fact that they contain fewer sublicensed components than our traditional Application Server product. We expect software license costs to increase, in conjunction with license revenue, in the future due to additional customers licensing our products, both domestically and internationally, as well as the licensing of additional third-party technology that we may choose to embed in our product offerings.

   Services. Cost of services revenue increased 211% to $10.3 million in the three months ended September 30, 2000 from $3.3 million in the three months ended September 30, 1999. Cost of services revenue increased 275% to $24.2 million in the nine months ended September 30, 2000 from $6.5 million in the nine months ended September 30, 1999. These increases are due to additional education and technical support personnel and to the rapid expansion of our consulting services business, including an increase in the number of consultants, due in part to our acquisition of Power 2000 and Excelnet. Services costs as a percentage of services revenue can be expected to vary significantly from period to period depending on the mix of services we provide, whether such services are provided by us or third-party contractors, and overall utilization rates.

   Operating Expenses

    Sales and Marketing. Sales and marketing expenses increased 141% to $11.9 million in the three months ended September 30, 2000 from $5.0 million in the three months ended September 30, 1999. Sales and marketing expenses increased 141% to $31.9 million the nine months ended September 30, 2000 from $13.2 million in the nine months ended September 30, 1999. These increases are attributable to additional sales employees in North America, as well as our expansion of our international sales operations. We believe these expenses will continue to increase in future periods because we expect to continue to expand our sales and marketing efforts. We also anticipate that sales and marketing expenses may fluctuate as a percentage of total revenue from period to period as new sales personnel are hired and become more productive.

    Research and Development. Research and development expenses increased 142% to $4.4 million in the three months ended September 30, 2000 from $1.8 million in the three months ended September 30, 1999. Research and development expenses increased 106% to $10.6 million in the nine months ended September 30, 2000 from $5.2 million in the nine months ended September 30, 1999. These increases are primarily attributable to additional research and development personnel to support our product development activities. We believe that continued investment in research and development is critical to attaining our strategic objectives, and, as a result, we expect research and development expenses to continue to increase in future periods.

    General and Administrative. General and administrative expenses increased 143% to $2.3 million in the three months ended September 30, 2000 from $940,000 in the three months ended September 30, 1999. General and administrative expenses increased 150% to $6.5 million in the nine months ended September 30, 2000 from $2.6 million in the nine months ended September 30, 1999. These increases are attributable to a growing number of administrative employees. We believe general and administrative expenses will increase as we hire additional personnel and incur additional costs to support our expanding operations and the growth of our business.

    Compensation Charge for Issuance of Stock Options. We incurred a charge of $456,000 and $1.2 million for the three and nine months ended September 30, 2000, respectively, related to the issuance of stock options with exercise prices below fair market value on the date of grant. We incurred a charge of $108,000 and $298,000 in the comparable three and nine month periods ended September 30, 1999, respectively. Additional outstanding options relating to existing stock options granted at less than fair market value will continue to vest over the next five years resulting in an aggregate compensation expense of approximately $7.8 million in periods subsequent to September 30, 2000. This additional compensation expense will be amortized to operations ratably over the next five years.

    Amortization of Goodwill. We incurred a charge of $3.4 million and $7.5 million for the three and nine months ended September 30, 2000, respectively, related to the amortization of goodwill, as a result of our acquisition of three of our European distributors in The Czech Republic, Norway and France, along with five private companies: ObjectEra, GemLogic, Power 2000, eObject and Excelnet. We incurred a charge of $81,000 for the three and nine months ended September 30, 1999. Goodwill of approximately $62.4 million in the aggregate will continue to be amortized to operations ratably over the next five years.

   Other Income, Net

    Other income, net increased 893% to $3.3 million in the three months ended September 30, 2000 from $337,000 in the three months ended September 30, 1999. Other income, net increased 1,644% to $9.0 million in the nine months ended September 30, 2000 from $515,000 in the nine months ended September 30, 1999. These increases are attributable to an increase in interest income due to higher cash balances in the comparable three and nine months ended September 30, 2000 versus September 30, 1999.

Net Operating Losses and Tax Credit Carryforwards

    As of December 31, 1999, we had net operating losses and research and development credit carryforwards of approximately $43.0 million and $901,000, respectively. The net operating loss and research and development credit carryforwards will expire at various dates, beginning in 2012, if not used. Under the provisions of the Internal Revenue Code of 1986, as amended (referred to as the Code), substantial changes in our ownership may limit the amount of net operating loss carryforwards that can be used annually in the future to offset taxable income. A valuation allowance has been established to fully reserve the potential benefits of these carryforwards in our financial statements to reflect the uncertainty of future taxable income required to use available tax loss carryforwards and other deferred tax assets.

Liquidity and Capital Resources

    Since inception, we have funded our operations primarily through the private sale of our equity securities, our initial public offering and our secondary public offering aggregating approximately $317.0 million. We have also funded our operations through equipment financings. As of September 30, 2000, we had $203.2 million in cash, cash equivalents and marketable securities, and $201.7 million in working capital. We have a term loan for amounts borrowed to finance equipment. This term loan is from a bank and bears interest at the bank's prime rate (9.5% at September 30, 2000), plus 0.5%. At September 30, 2000, we had a total of approximately $665,000 outstanding under this term loan. Borrowings under this term loan are secured by substantially all of our tangible assets.

    Net cash used in operating activities increased to $15.8 million in the nine months ended September 30, 2000 from $11.6 million in the nine months ended September 30, 1999. Net cash flows from operating activities in each period reflect increases in net losses and, to a lesser extent, increases in accounts receivable offset in part by increases in accounts payable, accrued expenses and deferred revenue.

    Net cash used in investing activities increased to $168.3 million in the nine months ended September 30, 2000 from $3.3 million used in investing activities in the nine months ended September 30, 1999. Investing activities reflects purchases of personal property and equipment in each period, as well as purchases and sales of short-term investments. Investing activities in 2000 also reflect the purchases of Power 2000, eObject and Excelnet.

    Net cash provided by financing activities increased to $193.4 million in the nine months ended September 30, 2000 from $65.1 million in the nine months ended September 30, 1999. Cash provided by financing activities in the nine months ended September 30, 2000 includes proceeds from the issuance of common stock, including the secondary public offering in January of 2000, offset by the payments on long-term debt. Cash provided by financing activities in the nine months ended September 30, 1999 includes proceeds from the issuance of preferred and common stock, as well as proceeds from equipment financings, offset by payments on long-term debt.

    Capital expenditures increased to $8.4 million in the nine months ended September 30, 2000 from $1.7 million in the nine months ended September 30, 1999. Of the $8.4 million incurred in the nine months ended September 30, 2000, approximately $3.9 million was related to the relocation of our corporate headquarters from Burlington, Massachusetts to Billerica, Massachusetts. Specifically, we expended approximately $1.4 million on furniture, fixtures and office equipment, $760,000 on computer equipment and $1.7 million on leasehold improvements in connection with the relocation.

    Our other capital expenditures consist of purchases of computer hardware and software, office furniture and equipment and leasehold improvements. Purchases of computer equipment and leasehold improvements represent the largest component of our capital expenditures. We expect this trend to continue as we increase the number of our employees, increase the size of our development and quality assurance testing facilities and improve and expand our information systems. Since inception, we have generally funded capital expenditures either with the use of working capital or equipment bank loans.

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

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements." SAB 101 formalizes positions the staff has expressed in speeches and comment letters. SAB 101 is effective no later than the fourth fiscal quarter of the fiscal year beginning after December 15, 1999. We are still currently analyzing the impact, if any, that the adherence to SAB 101 will have on our financial condition or results of operations.

Certain Factors That May Affect Future Results

    The following important factors, among other things, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by our management from time to time.

   We Have Incurred Substantial Losses and Expect Continued Losses that Will Harm Our Business.

    We have never been profitable. Our failure to significantly increase our revenue would seriously harm our business and operating results. We have experienced operating losses in each quarterly and annual period since inception and we expect to incur significant losses in the future. We incurred net losses of $952,000 for the period from our inception to December 31, 1996, $8.3 million for the year ended December 31, 1997, $12.9 million for the year ended December 31, 1998 and $22.3 million for the year ended December 31, 1999. As of September 30, 2000, we had an accumulated deficit of $64.9 million. We expect to significantly increase our research and development, sales and marketing and general and administrative expenses in future periods. As a result, we will need to significantly increase our quarterly revenue to achieve and maintain profitability. If our revenue grows more slowly than we anticipate or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenue, our business will be materially and adversely affected.

   We Expect to Depend on Our Application Server and Related Services for a Majority of Our License Revenue for the Foreseeable Future and If Our
Application Server Does Not Achieve Widespread Market Acceptance, Our Business and Results of Operations Will Suffer.

    We expect to continue to derive a majority of our license revenue from the SilverStream Application Server and related products and services. Failure to achieve broad market acceptance of the SilverStream Application Server, or a decline in the price of, or demand for, our Application Server and related products and services would seriously harm our business and operating results. We cannot predict the level of market acceptance that will be achieved or maintained by our products and services.

   Our Business and Results of Operation Will Suffer if Recent Product Introductions Are Not Successful.

    We  introduced  two  products  to the  marketplace  in July  2000.  They are
SilverStream ePortal, a suite of eCRM (Electronic Customer Relationship Management) software for building e-business solutions, and xCommerce, a family of B2B integration server products that utilize XML (extensible markup language). The newness of these products, coupled with the fact that the markets for them are at early stages of development, make it difficult to predict whether they will be successful. We cannot be certain that SilverStream xCommerce and ePortal will meet customer performance needs or expectations or that they will be free of significant bugs or defects. We also cannot be sure that our third party distribution partners will actively market SilverStream xCommerce and ePortal, and it will be difficult to track their efforts. Our failure to achieve broad market acceptance of these products would seriously harm our business and operating results.

   Our Business Will Suffer if We Do Not Successfully Introduce Enhancements to Our Current Product Offerings.

    Our future financial performance will depend significantly on revenue from future enhancements to our product offerings that we are currently developing. Any delays or difficulties in completing these enhancements would seriously harm our business and operating results. We have recently released Version 3.5 of our Application Server, which contains new functionality including improvements to the programming environment as well as improved support for computing standards, such as Enterprise JavaBeans and Java2, and third-party development tools. The new version will also provide a highly visual development and deployment environment for Linux desktops. We cannot be certain that enhanced versions of the SilverStream Application Server or new and enhanced versions of xCommerce and ePortal and other complementary products will meet customer performance needs or expectations when shipped or that new versions will be free of significant software defects or bugs.

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

   Our Limited Operating History Makes Forecasting Difficult and the Failure to Meet Expectations Could Cause the Price of Our Common Stock to Decline.

    As a result of our limited operating history, it is difficult to forecast accurately our revenues, and we have limited meaningful historical financial data upon which to base planned operating expenses. If we do not achieve our expected revenues, our operating results will be below our expectations and the expectations of investors and market analysts, which could cause the price of our common stock to decline. Specifically, we were founded in May 1996, and began shipping our first products, the SilverStream Application Server 1.0 and related software development tools, in November 1997. We began shipping SilverStream xCommerce 1.0 and ePortal 1.0 in July 2000. Our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are and will continue to be fixed in the short-term. The revenue and income potential of our products and business are unproven and the market that we are addressing is rapidly evolving.

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

   Our Lengthy Sales Cycle Makes it Difficult to Predict Our Quarterly Results.

    A customer's decision to purchase our products typically involves that customer's senior information technology managers, as the customer applications to be built and deployed using our products are generally critical to the customer's business. We generally need to educate potential customers on the use and benefits of an application server and on the performance features of the SilverStream Application Server, xCommerce and ePortal. Our long sales cycle makes it difficult to predict the quarter in which sales may occur. The sale of our products is also subject to delays from the lengthy budgeting, approval and competitive evaluation processes that typically accompany significant information technology purchasing decisions. For example, customers frequently begin by evaluating our products on a limited basis and devote time and resources to testing our products before they decide whether or not to purchase a license for deployment. Customers may also defer orders as a result of anticipated releases of new products or enhancements by us or by our competitors.

   Failure to Develop and Expand Our Sales and Marketing Capabilities Would Harm Our Business.

    We need to expand our sales and marketing operations in order to increase market awareness of our products, market the SilverStream Application Server, xCommerce and ePortal to a greater number of organizations and generate increased revenue. However, competition for qualified sales personnel is intense and we may not be able to hire enough qualified individuals in the future. If we are unable to attract or retain such qualified sales personnel, our business and operating results would be seriously harmed. Our products and services require a sophisticated sales effort targeted at senior information technology management of our prospective customers. New hires require extensive training typically for at least six months to achieve full productivity. We have limited experience managing a large, expanding and geographically dispersed direct sales force. In addition, we have limited experience marketing our products broadly to a large number of potential customers.

   Failure to Maintain Existing Third Party Distribution Relationships, or to Create New Distribution Relationships and Relationships with Larger Distribution Partners, May Limit Our Ability to Penetrate the Markets for Our Products.

    We may not be able to maintain our existing distribution relationships, create new relationships or create relationships with larger distributors. Our failure to do so may limit our ability to penetrate the markets for our products. Current agreements with our distribution partners do not prevent them from selling products of other companies, including products that may compete with our products, and generally do not require these partners to purchase minimum quantities of our products. These distributors could give higher priority to the products of other companies or to their own products, than they give to our products. The loss of, or inability to generate, sales volume to our current or future distribution partners could seriously harm our revenue and operating results. In addition, a significant increase in sales through these channels could also negatively impact our gross margins, as sales through these channels generally have lower revenue per unit than direct sales.

   We Recently Have Begun to Provide Solutions Services to Address Customer Issues and Our Failure to Deliver Successful Solutions Could Harm Our Business.

   A new aspect of our business is to provide customers with unique solutions and custom-tailored applications to solve customer issues in connection with their e-business activities. We have limited experience providing solutions services and cannot be certain that we will be successful generating significant revenue from such services, or if we do, that such services will be profitable. We anticipate the need to offer solutions services for negotiated sums, determined in advance of actually providing such services, as opposed to pricing contracts based directly on time and materials. Our limited experience, coupled with the nature of solutions services, makes pricing contracts in such manner difficult. Furthermore, we may not succeed in delivering solutions to issues we have not previously encountered, which could harm our reputation and customer relationships. Our failure to achieve sufficient revenues and profitability rendering solutions services may have a material adverse effect on our business and operating results.

   Failure to Attract and Retain Service Personnel and Expand Our Services Offerings Would Harm Our Business.

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

    Our products integrate third-party text search, object middleware, compiler, encryption, transaction processing and monitoring, Java virtual machine and database technology and products. There are inherent limitations in the use and capabilities of much of the technology that we license from third parties. Our business would be seriously harmed if the providers from whom we license software and technology ceased to deliver and support reliable products, enhance their current products in a timely fashion or respond to emerging industry standards. In addition, the third-party software may not continue to be available to us on commercially reasonable terms or at all. For example, we license some of the components of our products from limited or sole source suppliers, including encryption technology that we license from RSA Data Security. Many of these licenses are subject to periodic renewal. The loss of, or inability to maintain or obtain this software for any reason could result in significant shipment delays or reductions. Furthermore, we might be forced to limit the features available in our current or future product offerings. Either alternative could seriously harm our business and operating results.

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

   We May Not Achieve the Expected Benefits of Our Recent Acquisitions.

    In December 1999, we acquired ObjectEra, a developer of object request broker computer products, and GemLogic, a developer of XML integration server technology. This year, we acquired Power 2000 and Excelnet Systems, providers of e-business services and solutions, and eObject, the developer of "enTellect," a java based framework for the access, control, personalization and metering of corporate resources. Our failure to successfully address the risks associated with these acquisitions could have a material adverse effect on our ability to develop and market products based on the acquired technologies. We have just recently developed enhanced features to our Application Server, ePortal,
xCommerce and complementary products based on certain of the acquired technologies, and will continue to devote significant resources to product development, sales and marketing. The success of these acquisitions will depend on our ability to continue to:

     o    successfully integrate and manage the acquired operations;

     o retain the software developers and other key employees of ObjectEra, GemLogic, Power 2000, eObject and Excelnet;

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

    Any Acquisitions We Make Could Disrupt Our Business and Consequently Harm Our Financial Condition.

    In the past we have acquired businesses with complementary products and technologies and, in order to remain competitive, we may find it necessary to acquire additional businesses, products or technologies. If we identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition, or integrate the acquired business, products or technologies into our existing business and operations. Furthermore, completing a potential acquisition and integrating an acquired business will cause significant diversions of management time and resources. If we consummate one or more significant acquisitions in which the consideration consists of stock or other securities, our stockholders' equity could be significantly diluted. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash to consummate an acquisition. Acquisition financing may not be available on favorable terms, or at all. In addition, we may be required to amortize significant amounts of goodwill and other intangible assets in connection with future acquisitions, which would seriously harm our operating results.

   Our Software Products May Contain Errors or Defects that Could Result in Lost Revenues, Delayed or Limited Market Acceptance or Product Liability Claims with Substantial Litigation Costs.

    Complex software products like ours can contain errors or defects, particularly when first introduced or when new versions or enhancements are released. Defects or errors in current or future products, including the SilverStream Application Server Version 3.5, ePortal Version 1.0 and xCommerce Version 1.0, could result in lost revenue or a delay in market acceptance, which would seriously harm our business and operating results. We have in the past discovered software errors in our new releases and new products after their introduction and expect that this will continue. Despite internal testing and testing by current and potential customers, our current and future products may contain serious defects.

    As many of our customers use our products for business-critical applications, errors, defects or other performance problems could result in financial or other damage to our customers and could significantly impair their operations. Our customers could seek damages for losses related to any of these issues. A product liability claim brought against us, even if not successful, likely would be time consuming and costly to defend and could adversely affect our marketing efforts.

   Our Business May Suffer if We Cannot Protect Our Intellectual Property.

    We have only one patent, and none may be issued from our existing patent applications. We rely on a combination of contractual provisions, confidentiality procedures, and patent, trademark, trade secret and copyright laws to protect the proprietary aspects of our technology. These legal protections afford only limited protection and competitors may gain access to our intellectual property, which may result in the loss of our customers. In addition, despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use our proprietary information. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Any litigation could result in substantial costs and diversion of resources with no assurance of success and could seriously harm our business and operating results. In addition, we sell our products internationally, and the laws of many countries do not protect our proprietary rights as well as the laws of the United States. Our future patents, if any, may be successfully challenged or may not provide us with any competitive advantages.

    We obtain a major portion of our software license revenue from licensing our products under standardized "click-through" agreements that our customers do not sign. If any of these agreements were deemed unenforceable, those customers may seek to use and copy our technology without appropriate limitations.

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

   We May Incur Significant Costs from Class Action Litigation Due to Our Expected Stock Price Volatility.

    In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources.

   Anti-Takeover Provisions in Our Charter Documents and Delaware Law Could Prevent or Delay a Change in Control of Our Company.

    Provisions of our certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

   Insiders Have Substantial Influence Over Our Company and Could Delay or Prevent a Change in Corporate Control.

    As of November 8, 2000, our executive officers, directors and principal stockholders beneficially owned, in the aggregate, approximately 24.7% of our outstanding common stock. As a result, these stockholders have the ability to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change of control of SilverStream.

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

    Internationally, we invoice customers primarily in local currency. We are exposed to foreign exchange rate fluctuations from when customers are invoiced in local currency until collection occurs. We do not currently enter into foreign currency hedge transactions. Through September 30, 2000, foreign currency fluctuations have not had a material impact on our financial position or results of operations.

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

PART II. Other Information

Item 2.           Changes in Securities and Use of Proceeds

         (c) Sales of Unregistered Securities

         On August 11, 2000, we acquired all of the outstanding capital stock of Excelnet Systems Limited from Excelnet's two stockholders. The purchase price for these Excelnet shares was $7 million; $5 million of which was paid at the closing and $2 million of which may be paid in the future if Excelnet achieves certain revenue targets. Part of the $5 million purchase price paid at the closing was 32,620 shares of our common stock which were issued on August 11, 2000. These shares were issued to the former Excelnet stockholders in a private placement in reliance upon the exemption from registration contained in Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. The conditions specified in Rule 506 were satisfied. Among other things, there was no general solicitation or general advertising in the offering and both of the Excelnet stockholders represented to us that they were "accredited investors" under Regulation D. No underwriters were involved in connection with the issuance and sale of these shares.

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

         The net proceeds generated from the initial public offering have been used primarily to fund our working capital, capital expenditures and general corporate needs. In addition, we used $4.2 million as an initial payment related to the acquisition of ObjectEra, and we made a loan of $2.0 million to one of our corporate collaborators pursuant to a Convertible Promissory Note, which was converted to an equity investment on May 31, 2000. After December 31, 1999, we made a second payment to ObjectEra of $3.9 million, as provided for in the purchase and sale agreement. As part of the consideration for the purchase of eObject, we made a payment of $1.0 million. As part of the consideration for the purchase of Power 2000, we made a payment of $5.3 million, as well as a payment of $665,000 to pay off Power 2000's line of credit, a liability we assumed as part of the purchase price. As part of the consideration for the purchase of Excelnet Systems we made a payment of $3.5 million. Our capital expenditures included $3.9 million related to the relocation of the Company's corporate headquarters from Burlington, Massachusetts to Billerica, Massachusetts. Specifically, we incurred approximately $1.4 million on furniture, fixtures and office equipment, $760,000 on computer equipment and $1.7 million on leasehold improvements in connection with the relocation.

         On January 31, 2000, we closed a secondary public offering of our common stock. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Registration No. 333-94103) that was declared effective by the Securities and Exchange Commission on January 25, 2000. After deducting the underwriting discounts and commission and the offering expenses described above, we received net proceeds from the offering of approximately $191.7 million. We did not pay any of SilverStream's net proceeds of the offering, directly or indirectly, to any director, officer or general partner of SilverStream or any of their associates, or to any persons owning ten percent or more of any class of our equity securities, or to any of our affiliates.

         The net proceeds to us generated from the secondary public offering are currently invested primarily in U.S. Government and Federal Agency obligations, tax-exempt municipal obligations and corporate obligations with contractual maturities of ten years or less.

Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits

         27  Financial Data Schedule.
----------

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2000                    SILVERSTREAM SOFTWARE, INC.

                                            By: /s/ Craig A. Dynes
                                              --------------------
                                            Craig A. Dynes

                                            Vice President, Chief Financial
                                            Officer, Secretary and Treasurer
                                            (Principal Financial Officer and
                                            Chief Accounting Officer)