Form 10-K
period 2000-12-31
SILVERSTREAM SOFTWARE INC
filed 2001-03-16
CIK 1042282

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-K

                                 ---------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

          Securities registered pursuant to Section 12(b) of the Act:

                                      None.

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value

                                (Title of Class)

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

                       Documents Incorporated by Reference

     Portions of the registrant's definitive proxy statement for its 2001 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year are incorporated by reference into Part III here of. As of March 6, 2001 there were 21,705,132 shares of the registrant's common stock outstanding.

     The aggregate market value of the voting Common Stock held by non-affiliates of the registrant was approximately $ million based on the closing sale price of the Common Stock on the Nasdaq National Market on March 6, 2001, as reported in the Wall Street Journal.

                           SILVERSTREAM SOFTWARE, INC.

                     FISCAL YEAR 2000 FORM 10K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                                           PAGE

         PART I
             Item 1.        Business.................................................................................         3
             Item 2.        Properties...............................................................................        14
             Item 3.        Legal Proceedings........................................................................        14
             Item 4.        Submission of Matters to a Vote of Security Holders......................................        14

         PART II
             Item 5.        Market for Registrant's Common Equity and Related Stockholders Matters...................        15
             Item 6.        Selected Financial Data..................................................................        16
             Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations....        17
             Item 7A.       Quantitative and Qualitative Disclosures about Market Risk...............................        23
             Item 8.        Financial Statements and Supplementary Data..............................................        24
             Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....        42

         PART III
             Item 10.       Directors and Executive Officers of the Registrant.......................................        42
             Item 11.       Executive Compensation...................................................................        42
             Item 12.       Security Ownership of Certain Beneficial Owners and Management...........................        42
             Item 13.       Certain Relationships and Related Transactions...........................................        42

         PART IV
             Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................        42
                            Signatures...............................................................................        45


                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    SilverStream Software, Inc., a Delaware corporation incorporated in May 1996, utilizes its eBusiness Platform to deliver leading Web-based business solutions that unify relevant information and services for customers, partners, and employees across an organization. Comprising software and services, SilverStream's eBusiness Platform enables businesses to create, deploy and manage eBusiness applications. Used in corporations throughout the world, our products are changing the way business is being conducted in Global 2000 companies and large organizations across a variety of industries including insurance, financial services, telecommunications, retail and manufacturing.

    We believe our products and services help our customers to rapidly deliver Web-based applications that are scalable, reliable and secure. Using our products and services, organizations can create and deploy robust Web applications in diverse areas such as business-to-business integration, employee self-service, supply chain management, customer service, and enterprise portals. A brief summary of each product offering is as follows:

         SilverStream Application Server

          Supporting the complete set of J2EE 1.2 specifications, the SilverStream Application Server offers the tools and infrastructure for rapid application development and deployment on a manageable platform providing a scalable, reliable and secure platform. The SilverStream Application Server is certified with SunTM Microsystems' Compliance Test Suite.

         SilverStream xCommerceTM

          The SilverStream xCommerce product family enables enterprises to connect directly with internal and external business communities by using extensible markup language (XML) for information exchange. xCommerce integrations incorporate a wide range of business applications and execute under the control of commercially available application servers.

         SilverStream ePortal

          SilverStream ePortal is a flexible framework that combines rapid time-to-market with standards-based extensibility. SilverStream ePortal simplifies the development and evolution of an eBusiness strategy and makes it possible to offer relevant information and services to employees, partners and customers.

    The  above  product   offerings  also  include   comprehensive   application
engineering, implementation, training and support services to help ensure the successful implementation of Web applications by our customers.

    We market and sell our products and services globally through our direct sales force and a network of independent software vendors, systems integrators and consulting partners. To date, we have licensed our products to more than 1,500 customers in a wide variety of industries, including communication, financial services, government, manufacturing, oil and gas, pharmaceutical, technology and transportation.

The SilverStream Solution

    SilverStream Software is a leading provider of software and services that enable organizations to more effectively do business using the Web. By providing solutions for building, deploying and managing Web-based applications.
SilverStream allows companies to deliver Internet experiences that have the breadth, depth and richness customers and trading partners expect. The SilverStream eBusiness Platform is a complete solution for building and
deploying  eBusiness   applications  for  managing  customer  relationships  and
transacting business online. Built on top of a standards-based application server and backed by a comprehensive services organization and worldwide partner network, the SilverStream eBusiness Platform includes a wide range of electronic customer relationship management (eCRM) and integration services to meet today's eBusiness demands.

PRODUCTS AND SERVICES

PRODUCTS

    Our product offerings are summarized below:

--------------------------   ---------------------------------------------------   -------------------------------
          Product                               Description                                Shipment Dates

--------------------------   ---------------------------------------------------   -------------------------------

   Application Server        A  comprehensive,  J2EE   certified   platform  for   Version 3.7 shipped in December
                             building   and   employing  enterprise - class  Web   2000.  First version shipped in
                             applications.                                         November 1997.

                             Available for Windows NT Workstation  4.0,  Windows
                             NT Server 4.0 or higher (with the latest service pack), Windows 2000, Solaris 2.6, Solaris 7 or
                             Solaris 8, HP-UX  11.0,  AIX 4.3,  or Red Hat Linux
                             6.1.

                             Licensed on a per processor basis for unlimited users with no per seat or per connection charges.

   xCommerce                 A   standards-based   B2B   eBusiness   integration   Version 2.0 shipped in November
                             platform - comprising xCommerce Designer, xCommerce   2000.  First version shipped in
                             Enterprise Enablers and  xCommerce  Server  -  that   July 2000.
                             delivers a single, unified  solution  for  creating
                             B2B  connections   between  Web  portals,   trading
                             exchanges,  vendor    packages    and    in - house
                             applications. eBusiness integrations  are  deployed
                             into J2EE application servers.

                             Each of the xCommerce products is priced and sold separately.

   ePortal                   A  portal   component   framework  with  extensible   Version 2.0 shipped in November
                             eBusiness  services  including  content management,   2000.  First version shipped in
                             content  caching, personalization, user  profiling,   July 2000.
                             workflow and XML integration.

                             Licensed on a per user basis (minimum of 4 users).

---------------------------- ------------------------------------------------------------ -------------------------------

   SERVICES

    As part of our ongoing commitment to provide a complete solution for our customers, we offer comprehensive consulting, education and technical support services that complement our product offerings. As of December 31, 2000, our services organization comprised 321 professionals.

    To complement our service organization, we train and promote a broad network of SilverStream partners, ranging from international systems integrators and consulting firms to local consultants that offer consulting, education and technical support services. Our customers are encouraged to engage consultants, instructors and developers whose proficiency with our products has been certified by us and who have been designated Certified SilverStream Developers or Certified SilverStream Field Application Engineers.

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

    TRAINING SERVICES. We offer our customers and partners introductory and advanced training in the use of our software products. Our employees as well as Certified SilverStream Trainers offer our training classes around the world. We price these services by the course.

    TECHNICAL SUPPORT SERVICES. We believe that a high level of technical support services is critical to our customers' success and an important competitive advantage. We offer technical support to our customers, ranging from dedicated on-site support personnel, to telephone support from our Billerica, Belgium and Hong Kong offices during normal business hours, to 24-hour on-line support available through our Website. The pricing of our technical support services varies according to the level of support required.

SALES, MARKETING AND DISTRIBUTION

    We market our products through a worldwide combination of a direct sales force, partners and distributors. As of December 31, 2000, our sales and marketing organization consisted of 215 employees, of whom:

    o  76 are located in our headquarters in Billerica, Massachusetts,

    o  54 are located in sales offices in North America, and

    o  85 are located in sales offices in the United Kingdom,  The  Netherlands,
       Belgium,  Germany,  Norway,  The   Czech  Republic,  France,  Luxembourg,
       Denmark, Sweden, Hong Kong, Singapore, Taiwan and Australia.

    We have three types of partners that either sell, or help us sell, our products:

    o value added reseller partners, or VAR partners, resell our products to customers;

    o  system  integrator  and  consulting   partners  introduce  new  potential
       customers  to  us and provide  consulting  services to our customers; and

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

    As of December 31, 2000, we had approximately 543 partners.

    Our products are also sold in Japan, South Africa and South America through distributors who sell our products and provide consulting, training and educational courses to customers in those countries. In Japan, our distributor has translated our products into Kanji. Our products allow customers to create applications in different languages. As of December 31, 2000, we also sold our products in Spain through a distributor; however, we acquired our Spanish distributor on January 26, 2001 and now sell our products in Spain through our wholly-owned subsidiary. See Note 12 to the registrant's Consolidated Financial Statements in Item 8 for additional financial information about segment and geographic areas.

    We also have marketing relationships with other companies who have products that work well with our products. Our technology alliance partners are comprised of companies who have created commercial products which complement our products or who market and sell these complementary products. As of December 31, 2000, we had more than 100 technology alliance partners, including Actuate, IBM, PeopleSoft, Rational and SAP. We work with these technology alliance partners to help make it easier for customers to use our products with the technology alliance partners' products.

    Our marketing programs are designed to attract potential customers so that we, or one of our partners, can demonstrate our solution and product benefits directly to potential customers. We hold many seminars, some with our partners, send out direct mail and attend trade shows, and provide information about our company and our products on our Web site. We also conduct public relations activities, including interviews and demonstrations for industry analysts and product reviewers.

RESEARCH AND DEVELOPMENT

    As of December 31, 2000, we had 123 employees responsible for product development, quality assurance and documentation. Our research and development organization is divided into five teams: server, client, application development, quality assurance and documentation.

    We  are  very  focused  on  enhancing  the   scalability,   performance  and
reliability of our Application Server, xCommerce and ePortal products. Our quality assurance department has a dedicated performance and tuning laboratory designed to improve the performance of our customers' Web-based applications. This laboratory has the ability to simulate up to 12,000 simultaneous users communicating with SilverStream Application Servers running on as many as 24 processors on a dedicated 100 megabits per second network.

    We have made, and will continue to make, a substantial investment in research and development. Research and development expenses were $14.6 million in 2000, $7.1 million in 1999 and $5.1 million in 1998. All of our software development costs have been expensed as incurred.

    While we have developed, and expect to continue to develop, most new products and enhancements to existing products internally, we have licensed, and continue to license, software technology from third parties.

COMPETITION

    The market for Web-based solutions is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and other market activities of industry participants. We expect competition to persist and intensify in the future. We encounter current or potential competition from a number of sources, including:

    o  vendors of application server products and services;

    o  internally developed applications; and

    o  companies that market business application software.

    Our software  products compete with products from other vendors,  including:
BEA Systems, Inc. Vignette Corporation, Art Technology Group and Broadvision, Inc. In addition, we compete with various methods of application distribution and management, including the web browser, and with software vendors and others that have introduced software distribution capabilities into their products.

    Potential competitors may bundle their products in a manner that discourages users from purchasing our products. Furthermore, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can.

    We believe the primary factors upon which we compete with vendors of Web-based application software and services are:

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

PROPRIETARY RIGHTS AND LICENSING

    Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright laws and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We presently have one patent issued, one patent that has been allowed and will be issued shortly, and four patent applications pending in the United States. We cannot predict whether any of the pending applications will result in any issued patents or, if patents are issued, any meaningful protection. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to "click-through" and, in some cases, signed license agreements, which impose restrictions on the licensee's ability to utilize the software. Finally, we seek to limit disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code. Due to rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product developments and enhancements to existing products are more important than the various legal protections of our technology to establishing and maintaining a technology leadership position.

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

EMPLOYEES

    As of December 31, 2000, we had a total of 740 employees of whom:

    o   123 were in research and development;

    o   215 were in sales and marketing;

    o   321 were in customer service and support; and

    o   81 were in finance and administration.

    Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. Our employees are not represented by any collective bargaining unit. We believe our relations with our employees are good.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

    We believe that this Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of management of the Company, based on information currently available to the Company's management. Use of words such as "believes," "expects," "anticipates," "intends," "plans," "estimates," "should," "likely" or similar expressions, indicate a forward-looking statement. Forward-looking statements involve risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from the forward-looking statements herein include the following:

RISKS RELATED TO OUR BUSINESS

   WE HAVE INCURRED SUBSTANTIAL LOSSES, WE EXPECT CONTINUED LOSSES AND CONTINUED LOSSES WILL HARM OUR BUSINESS.

    We have never been profitable. Our failure to significantly increase our revenue would seriously harm our business and operating results. We have experienced operating losses in each quarterly and annual period since inception and we expect to incur significant losses in the future. We incurred net losses of $28.4 million for the year ended December 31, 2000, $22.3 million for the year ended December 31, 1999 and $12.9 million for the year ended December 31, 1998. As of December 31, 2000, we had an accumulated deficit of $72.5 million. We expect to significantly increase our research and development, sales and marketing and general and administrative expenses in future periods. As a result, we will need to significantly increase our quarterly revenue to achieve and maintain profitability. If our revenue grows more slowly than we anticipate or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenue, our business will be materially and adversely affected.

   WE EXPECT TO DEPEND ON OUR APPLICATION SERVER, AND XCOMMERCE AND EPORTAL PRODUCTS AND RELATED SERVICES FOR A MAJORITY OF OUR LICENSE REVENUE FOR THE FORESEEABLE FUTURE AND IF OUR APPLICATION SERVER, XCOMMERCE AND EPORTAL PRODUCTS DO NOT ACHIEVE WIDESPREAD MARKET ACCEPTANCE, OUR BUSINESS AND RESULTS OF OPERATIONS WILL SUFFER.

    We expect to continue to derive a majority of our license revenue from our Application Server, xCommerce and ePortal products and related services. Failure to achieve broad market acceptance of the SilverStream Application Server, SilverStream xCommerce and SilverStream ePortal, or a decline in the price of, or demand for, our Application Server, xCommerce and ePortal products and related services would seriously harm our business and operating results. We cannot predict the level of market acceptance that will be achieved or maintained by our products and services.

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

   OUR BUSINESS WILL SUFFER IF WE DO NOT SUCCESSFULLY INTRODUCE ENHANCEMENTS TO OUR CURRENT PRODUCT OFFERINGS.

    Our future financial performance will depend significantly on revenue from future enhancements to our product offerings that we are currently developing. Any delays or difficulties in completing these enhancements would seriously harm our business and operating results. We have recently released version 3.7 of our Application Server, version 2.0 of our xCommerce and version 2.0 of our ePortal. Version 3.7 of our Application Server brings our server to full J2EE 1.2 compliance. In addition, this release contains new functionality including improvements to the programming environment as well as improved support for computing standards, such as Enterprise JavaBeans and Java2, and third-party development tools. Version 2.0 of our xCommerce provides enhanced support of J2EE standards and offers broader eBusiness integration of back-end legacy systems. Version 2.0 of our ePortal includes a new workflow engine and enhanced content management capabilities.

    We cannot be certain that enhanced versions of the SilverStream Application Server, xCommerce and ePortal and other complementary products will meet customer performance needs or expectations when shipped or that new versions will be free of significant software defects or bugs.

   WE HAVE ONLY BEEN IN BUSINESS FOR A SHORT PERIOD OF TIME AND YOUR BASIS FOR EVALUATING US IS LIMITED.

    We began commercial shipments of our first software products in November 1997. There are significant risks, expenses and uncertainties that an early stage company like ours faces, particularly in the rapidly evolving Internet market. Because we have only recently commenced commercial sales, our past results and rates of growth may not be meaningful should not be relied upon as an indication of our future performance.

   OUR LIMITED OPERATING HISTORY MAKES FORECASTING DIFFICULT AND THE FAILURE TO MEET EXPECTATIONS COULD CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

    As a result of our limited operating history, it is difficult to accurately forecast our revenues, and we have limited meaningful historical financial data upon which to base planned operating expenses. If we do not achieve our expected revenues, our operating results will be below our expectations and the expectations of investors and market analysts, which could cause the price of our common stock to decline. Specifically, we were founded in May 1996, and began shipping our first products, the SilverStream Application Server 1.0 and related software development tools, in November 1997. We began shipping SilverStream xCommerce 1.0 and ePortal 1.0 in July 2000. Our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are and will continue to be fixed in the short-term. The revenue and income potential of our products and business are unproven and the market that we are addressing is rapidly evolving.

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

    If we fail to grow our customer base or generate repeat and expanded business from our current and new customers, our business and operating results would be seriously harmed. Many of our customers initially make a limited purchase of our products and services for pilot programs. Many of these customers may not choose to purchase additional licenses to expand their use of our products. Many of these customers have not yet developed or deployed initial applications based on our products. If these customers do not successfully develop and deploy such initial applications, they may choose not to purchase deployment licenses or additional development licenses. Our business model depends on the expanded use of our products within our customers' organizations.

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

   OUR LENGTHY SALES CYCLE MAKES IT DIFFICULT TO PREDICT OUR QUARTERLY RESULTS.

    A customer's decision to purchase our products typically involves that customer's senior information technology managers, because the customer applications to be built and deployed using our products are generally critical to the customer's business. We generally need to educate potential customers on the use and benefits of an application server and on the performance features of the SilverStream Application Server, and xCommerce and ePortal products. Our long sales cycle makes it difficult to predict the quarter in which sales may occur. The sale of our products is also subject to delays from the lengthy budgeting, approval and competitive evaluation processes that typically accompany significant information technology purchasing decisions. For example, customers frequently begin by evaluating our products on a limited basis and devote time and resources to testing our products before they decide whether or not to purchase a license for deployment. Customers may also defer orders as a result of anticipated releases of new products or enhancements by us or our competitors.

   FAILURE TO DEVELOP AND EXPAND OUR SALES AND MARKETING CAPABILITIES WOULD HARM OUR BUSINESS.

    We need to expand our sales and marketing operations in order to increase market awareness of our products, market the SilverStream Application Server, and xCommerce and ePortal products to a greater number of organizations and generate increased revenue. However, competition for qualified sales personnel is intense and we may not be able to hire enough qualified individuals in the future. If we are unable to attract or retain such qualified sales personnel, our business and operating results would be seriously harmed. Our products and services require a sophisticated sales effort targeted at senior information technology management of our prospective customers. New hires require extensive training and typically require at least six months to achieve full productivity. We have limited experience managing a large, expanding and geographically dispersed direct sales force. In addition, we have limited experience marketing our products broadly to a large number of potential customers.

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

    A more recent aspect of our business is to provide customers with unique solutions and custom-tailored applications to solve customer issues in connection with their e-business activities. We have limited experience providing solutions services and cannot be certain that we will be successful generating significant revenue from such services, or if we do, that such services will be profitable. We anticipate the need to offer solutions services for negotiated sums, determined in advance of actually providing such services, as opposed to pricing contracts based directly on time and materials. Our limited experience, coupled with the nature of solutions services, makes pricing contracts in such manner difficult. Furthermore, we may not succeed in delivering solutions to issues we have not previously  encountered,  which could harm our reputation and customer relationships. Our failure to achieve sufficient revenues and profitability rendering solutions services may have a material adverse effect on our business and operating results.

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

    We expect our services revenue to increase in dollar amount as we continue to provide consulting, education and technical support services that complement our products and as our installed base of customers grows. Services cost as a percentage of services revenue can be expected to vary significantly from period to period depending on the mix of services we provide, whether such services are provided by us or third-party contractors, and overall utilization rates.

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

   WE MAY NOT ACHIEVE THE EXPECTED BENEFITS OF OUR RECENT ACQUISITIONS.

    In December 1999, we acquired ObjectEra, Inc., a developer of object request broker computer products, and GemLogic, Inc., a developer of XML integration server technology. During 2000, we acquired Power 2000, Inc., Excelnet Systems Limited and Bondi Software, Inc., providers of e-business services and solutions, and eObject, Inc., the developer of "enTellect", a java based framework for the access, control, personalization and metering of corporate resources. Our failure to successfully address the risks associated with these acquisitions could have a material adverse effect on our ability to develop and market products based on the acquired technologies. We have just recently developed enhanced features to our Application Server, and ePortal and xCommerce products and complementary products based on certain of the acquired technologies, and will continue to devote significant resources to product development, sales and marketing. The success of these acquisitions will depend on our ability to:

    o successfully integrate and manage the acquired operations;

    o retain the software developers and other key employees of ObjectEra, GemLogic, Power 2000, eObject, Excelnet Systems, and Bondi Software;

    o develop, integrate and market products and product enhancements based on on the acquired technologies; and

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

   ANY ACQUISITIONS WE MAKE COULD DISRUPT OUR BUSINESS AND CONSEQUENTLY HARM OUR FINANCIAL CONDITION.

    In the past, we have acquired businesses with complementary products and technologies and, in order to remain competitive, we may find it necessary to acquire additional businesses, products or technologies. If we identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition, or integrate the acquired business, products or technologies into our existing business and operations. Furthermore, completing a potential acquisition and integrating an acquired business will cause significant diversions of management time and resources. If we consummate one or more significant acquisitions in which the consideration consists of stock or other securities, our stockholders' equity could be significantly diluted. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash to consummate an acquisition. Acquisition financing may not be available on favorable terms, or at all. In addition, we may be required to amortize significant amounts of goodwill and other intangible assets in connection with future acquisitions, which could seriously harm our operating results.

   OUR SOFTWARE PRODUCTS MAY CONTAIN ERRORS OR DEFECTS THAT COULD RESULT IN LOST REVENUES, DELAYED OR LIMITED MARKET ACCEPTANCE OR PRODUCT LIABILITY CLAIMS WITH SUBSTANTIAL LITIGATION COSTS.

    Complex software products like ours can contain errors or defects, particularly when first introduced or when new versions or enhancements are released. Defects or errors in current or future products, including the SilverStream Application Server Version 3.7, ePortal Version 2.0 and xCommerce Version 2.0 could result in lost revenue or a delay in market acceptance, which would seriously harm our business and operating results. We have in the past discovered software errors in our new releases and new products after their introduction and expect that this will continue. Despite internal testing and testing by current and potential customers, our current and future products may contain serious defects.

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

   OUR BUSINESS MAY SUFFER IF WE CANNOT PROTECT OUR INTELLECTUAL PROPERTY.

    We have one patent issued and one allowed patent to be issued in the near future, and four pending U.S. patent applications but none may be issued from our existing patent applications. We rely on a combination of contractual provisions, confidentiality procedures, and patent, trademark, trade secret and copyright laws to protect the proprietary aspects of our technology. These legal protections afford only limited protection and competitors may gain access to our intellectual property which may result in the loss of our customers. In addition, despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use our proprietary information. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Any litigation could result in substantial costs and diversion of resources with no assurance of success and could seriously harm our business and operating results. In addition, we sell our products internationally, and the laws of many countries do not protect our proprietary rights as well as the laws of the United States. Our future patents, if any, may be successfully challenged or may not provide us with any competitive advantages.

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

   INSIDERS HAVE SUBSTANTIAL INFLUENCE OVER SILVERSTREAM AND COULD DELAY OR PREVENT A CHANGE IN CORPORATE CONTROL.

    As of March 6, 2001, our executive officers, directors and principal stockholders beneficially owned, in the aggregate, approximately 23.3% of our outstanding common stock. As a result, these stockholders have the ability to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change of control of SilverStream.

ITEM 2.  PROPERTIES

    Our headquarters are currently located in a leased facility in Billerica, Massachusetts, consisting of approximately 100,000 square feet under a sublease that expires in 2006. We have also leased offices for sales and support personnel in the United States, Canada, Europe and Asia. We leased space in Burlington, Massachusetts until May 2000 when we moved our headquarters to Billerica, Massachusetts. The lease for the Burlington facility expired during July 2000.

ITEM 3.  LEGAL PROCEEDINGS

    We are not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    (a)  Price Range of Common Stock

    Our common stock is listed on the Nasdaq National Market under the symbol "SSSW." Public trading of our common stock commenced on August 17, 1999. Prior to that, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sale price per share of the common stock on the Nasdaq National Market:

                                                     High        Low
Year Ended December 31, 2000
First Quarter                                        $124.63     $ 59.56
Second Quarter                                         57.75       25.38
Third Quarter                                          58.75       24.00
Fourth Quarter                                         29.06       15.06

Year Ended December 31, 1999
Third Quarter (From August 17, 1999)                 $ 42.75     $ 22.56
Fourth Quarter                                        123.00       26.88


    As of March 6, 2001, there were 21,705,132 shares of the Common Stock outstanding held by approximately 351 holders of record.

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

    (b)  Use of Proceeds from Sales of Registered Securities

    On August 20, 1999 we closed our initial public offering of our common stock. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Registration No. 333-80553) that was declared effective by the Securities and Exchange Commission on August 16, 1999. After deducting the underwriting discounts and commission and the offering expenses, we received net proceeds from the offering of approximately $49.6 million.

    The net proceeds generated from the initial public offering have been used primarily to fund our working capital, capital expenditures and general corporate needs. In addition, we used $4.2 million as an initial payment related to the acquisition of ObjectEra, and we made a loan of $2.0 million to one of our corporate collaborators pursuant to a convertible promissory note, which was converted to an equity investment on May 31, 2000. On February 1, 2000, we made a second payment to ObjectEra of $3.9 million, as provided for in the purchase and sale agreement. As part of the consideration for the purchase of eObject, we made a payment of $1.0 million. In connection with the purchase of Power 2000, we made a payment of $5.3 million, as well as a payment of $665,000 to pay off Power 2000's line of credit, a liability we assumed as part of the purchase price. As part of the consideration for the purchase of Excelnet Systems, we made a payment of $3.5 million. We also made payments of $500,000 during December 2000 and $6 million during January 2001 for the purchase of Bondi Software. Our capital expenditures included $3.9 million related to the relocation of the Company's corporate headquarters from Burlington, Massachusetts to Billerica, Massachusetts. Specifically, we incurred approximately $1.4 million on furniture, fixtures and office equipment, $760,000 on computer equipment and $1.7 million on leasehold improvements in connection with the relocation.

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

    The net proceeds to us generated from the secondary public offering are currently invested in U.S. Government and Federal Agency obligations, tax-exempt municipal obligations and corporate obligations with contractual maturities of ten years or less.

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

                                                        Period from
                                                        May 8, 1996
                                                       (inception) to                      Years Ended
                                                        December 31,                       December 31,
                                                        ------------    ------------------------------------------------------
                                                            1996           1997           1998          1999          2000
                                                        ------------    -----------    -----------   -----------   -----------
                                                                  (in thousands, except share and per share data)
           Consolidated Statement of Operations
           Data:
           Revenue:

             Software licenses........................    $     --       $      249     $    5,983    $   13,826    $   40,859
             Services.................................          --               --            825         9,239        39,725
                                                          --------       ----------     ----------    ----------    ----------
                     Total revenue....................          --              249          6,808        23,065        80,584

           Cost of revenue:
             Software licenses........................          --               90            767         1,412         2,501
             Services (exclusive of compensation
               charge shown below)....................          --              282          1,414        10,253        36,022
                                                          --------       ----------     ----------    ----------    ----------
                     Total cost of revenue............          --              372          2,181        11,665        38,523
                                                          --------       ----------     ----------    ----------    ----------
           Gross profit (loss)........................          --             (123)         4,627        11,400        42,061
           Operating expenses:
             Sales and marketing......................          35            3,854         10,776        20,419        45,279
             Research and development.................         850            2,622          5,070         7,090        14,577
             General and administrative...............         120            1,961          2,141         4,301         9,058
             Compensation charge for issuance of
               stock Options..........................          --               --             --           439         2,329
             Amortization of goodwill.................          --               --             --           385        11,309
             In-process research and development
               charge.................................          --               --             --         1,987            --
                                                          --------       ----------     ----------    ----------    ----------
                     Total operating expenses.........       1,005            8,437         17,987        34,621        82,552
                                                          --------       ----------     ----------    ----------    ----------
           Loss from operations.......................      (1,005)          (8,560)       (13,360)      (23,221)      (40,491)
           Other income, net..........................          53              225            475         1,232        12,125
                                                         ---------      -----------    -----------   -----------    ----------
           Net loss...................................   $    (952)     $    (8,335)   $   (12,885)  $   (21,989)  $   (28,366)
           Beneficial conversion feature in
             Series D preferred stock.................          --               --             --          (263)           --
                                                         ---------      -----------    -----------   -----------   -----------
           Net loss applicable to common
             stockholders.............................   $    (952)     $    (8,335)   $   (12,885)  $   (22,252)  $   (28,366)
                                                         =========      ===========    ===========   ===========   ===========
           Basic and diluted net loss per share
             applicable to common
             stockholders.............................   $   (5.12)     $    (10.61)   $     (4.89)  $     (2.64)  $     (1.44)
           Weighted-average common shares used
             in computing basic and diluted net
             loss per share...........................     185,686          785,548      2,632,496     8,419,116    19,697,498


                                                                               At December 31,

                                                           1996        1997        1998        1999        2000
                                                         ---------   ---------   ---------   ---------   ---------
                                                                                In Thousands

           Consolidated Balance Sheet Data:

           Cash and cash equivalents...................  $   2,734   $  16,649   $   1,199   $  46,799   $  86,481
           Working capital.............................      2,591      16,349       5,119      40,549     188,302
           Total assets................................      3,056      18,956      10,014      80,663     313,738
           Long-term debt and obligations under
             capital leases, less current portion......        189         295         325         509         358
           Redeemable convertible preferred stock......      3,658      11,638      11,638           -           -
           Total stockholders' equity (deficit)........       (947)      5,944      (5,048)     63,585     280,141


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

    We provide software and services that enable organizations to more effectively do business using the Web. By providing solutions for building, deploying and managing Web-based application, we allow companies to deliver applications that have the breadth, depth and richness customers and trading partners expect. Our eBusiness Platform is a complete solution for building and deploying eBusiness applications for managing customer relationships and transacting business online. Built atop a standards-based application server and backed by a comprehensive services organization and worldwide partner network, our eBusiness Platform includes a wide range of electronic customer relationship management (eCRM) and integration services to meet today's eBusiness demands.

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

    We recognize our software license revenue in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-4 and SOP 98-9 and with Staff Accounting Bulletin (SAB) 101. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. We generally recognize revenue allocated to software licenses upon delivery of the software products, provided that (i) we have no remaining significant obligations with regard to implementation, (ii) the license fee is fixed or determinable and (iii) collection of the fee is probable. However, when we sell software product licenses to a reseller, revenue is not recognized until the product is shipped to the ultimate customer. This is because the reseller is functioning as a distributor and may order products without a specific customer.

    Our customers often contract for update assurance, which provides them with new releases of software for a period of typically one year. These agreements are separately negotiated and priced. We recognize update assurance revenue ratably over this 12-month period.

    Sales to independent software vendors (ISVs) are deferred and recognized as product revenue ratably over the anticipated period of performance for services under the agreement, which is generally 12 months. ISV-related partner fees are deferred and recognized on a straight line basis as an offset to the related expenses over the life of the agreement, since we consider such fees to be reimbursement for costs incurred, primarily marketing support, in connection with its ISV partner program.

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

    We record cash receipts and billed amounts due from customers in excess of recognized revenue as deferred revenue. Specific contract terms can have a significant impact on the amount of deferred revenue in any given period.

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

    Our operating expenses are classified into five general categories: sales and marketing, research and development, general and administrative, compensation charge for issuance of stock options and goodwill amortization. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations, marketing materials, advertising campaigns and tradeshows. Research and development expenses consist primarily of personnel costs to support product development. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees, legal and accounting services and facilities-related expenses. Compensation charge for the issuance of stock options represents the difference between the exercise price of options granted and the estimated fair market value of the underlying common stock on the date of the grant or the fair value of the award, depending on the facts and circumstances. Goodwill amortization relates to our acquisitions made to support our business strategy.

    Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and professional services departments, and to establish an administrative organization. As a result, we have incurred net losses in each fiscal quarter since inception and had an accumulated deficit of $72.5 million as of December 31, 2000. We anticipate that our operating expenses will continue to increase in future quarters as we increase sales and marketing operations, expand distribution channels, increase research and development, broaden professional services, expand facilities and support, and improve operational and financial systems. Accordingly, we expect to incur additional losses for the foreseeable future. In addition, our limited operating history makes it difficult for us to predict future operating results and, accordingly, there can be no assurance that we will sustain revenue growth or achieve profitability.

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our consolidated statements of operations.

                                                                        Year Ended
                                                                       December 31,

                                                                  2000      1999      1998
                                                                 ------    ------    ------

    Revenue:
      Software licenses........................................   50.7%      59.9%    87.9%
      Services.................................................   49.3       40.1     12.1
                                                                 ------    ------    ------
              Total revenue....................................  100.0      100.0    100.0
                                                                 ------    ------    ------
    Cost of revenue:
      Software licenses........................................    3.1        6.1     11.2
      Services ................................................   44.7       44.5     20.8
                                                                 ------    ------    ------
              Total cost of revenue............................   47.8       50.6     32.0
                                                                 ------    ------    ------
    Gross profit (loss)........................................   52.2       49.4     68.0
    Operating expenses:
      Sales and marketing......................................   56.2       88.5    158.3
      Research and development.................................   18.1       30.7     74.5
      General and administrative...............................   11.2       18.6     31.4
      Compensation charge for issuance of stock options........    2.9        1.9      0.0
      Amortization of goodwill.................................   14.0        1.7      0.0
      In-process research and development charge...............    0.0        8.7      0.0
                                                                 ------    ------    ------
              Total operating expenses.........................  102.4      150.1    264.2
                                                                 ------    ------    ------
    Loss from operations.......................................  (50.2)    (100.7)  (196.2)
    Other income, net..........................................   15.0        5.4      6.9
                                                                 ------    ------    ------
    Net loss...................................................  (35.2)%    (95.3)% (189.3)%
                                                                 ======    ======    ======

YEAR ENDED DECEMBER 31, 2000 COMPARED TO 1999

   REVENUE

    Total revenue increased 249% to $80.6 million for the year ended December 31, 2000 from $23.1 million for the year ended December 31, 1999. The increase is attributable to an increase in our customer base, as well as the release of our ePortal and xCommerce products. Revenue from international sales increased to $26.5 million, or 33% of total revenue, for the year ended December 31, 2000 from $8.1 million, or 35% of total revenue, for the year ended December 31, 1999. The increase in international sales is primarily attributable to the same factors noted above.

    SOFTWARE LICENSE. Software license revenue increased 196% to $40.9 million for the year ended December 31, 2000 from $13.8 million for the year ended December 31, 1999. The increase is attributable to increased unit sales of our products following the release of ePortal Version 2.0 and xCommerce Version 2.0 in November of 2000, along with the release of Application Server Version 3.7 in December 2000, as well as higher prices for our products in 2000 as compared to 1999.

    SERVICES. Services revenue increased 330% to $39.7 million for the year ended December 31, 2000 from $9.2 million for the year ended December 31, 1999. The increase is attributable to the continued expansion of our professional consulting organization (both internally and through our acquisition of Excelnet Systems, Power 2000 and Bondi Software), the offering of a wider range of consulting services to customers, the introduction of our ePortal and xCommerce products, and an increase in the number of customers and support contracts.

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

   COST OF REVENUE

    SOFTWARE LICENSE. Cost of software license revenue increased 77% to $2.5 million for the year ended December 31, 2000 from $1.4 million for the year ended December 31, 1999. This increase is attributable to increased product, shipping and third-party royalty costs from a larger volume of sales and to costs associated with our independent software vendors. Cost of software license revenue decreased as a percentage of software license revenue to 6% from 10% for the year ended December 31, 2000 as compared to the year ended December 31, 1999. This decrease occurred because product license revenue growth outpaced increases in product license costs and because of a higher average sales price in 2000 versus 1999. In addition, our new products (ePortal and xCommerce) have lower costs associated with them, due to the fact that they contain fewer sublicensed components than our traditional Application Server product. We expect software license costs to increase, in conjunction with license revenue, in the future due to additional customers licensing our products, both domestically and internationally, as well as the licensing of additional third-party technology that we may choose to embed in our product offerings.

    SERVICES. Cost of services revenue increased 251% to $36.0 million for the year ended December 31, 2000 from $10.3 million for the year ended December 31, 1999. The increase is due to additional education and technical support personnel and the rapid expansion of our consulting services business, including an increase in the number of consultants, due in part to our acquisition of Excelnet Systems, Power 2000 and Bondi Software. Services costs as a percentage of services revenue can be expected to vary significantly from period to period depending on the mix of services we provide, whether such services are provided by us or third-party contractors, and overall utilization rates.

   OPERATING EXPENSES

    SALES AND MARKETING. Sales and marketing expenses increased 122% to $45.3 million for the year ended December 31, 2000 from $20.4 million for the year ended December 31, 1999. The increase is attributable to additional sales employees in North America, as well as the expansion of our international sales operations. We believe these expenses will continue to increase in future periods because we expect to continue to expand our sales and marketing efforts. We also anticipate that sales and marketing expenses may fluctuate as a percentage of total revenue from period to period as new sales personnel are hired and become more productive.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased 106% to $14.6 million for the year ended December 31, 2000 from $7.1 million for the year ended December 31, 1999. The increase is primarily attributable to additional research and development personnel to support our product development activities, including our new ePortal and xCommerce products. We believe that continued investment in research and development is critical to attaining our strategic objectives, and, as a result, we expect research and development expenses to increase in future periods.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 111% to $9.1 million for the year ended December 31, 2000 from $4.3 million for the year ended December 31, 1999. The increase is attributable to a growing number of administrative employees. We believe general and administrative expenses will increase as we hire additional personnel and incur additional costs to support our expanding operations and the growth of our business.

    COMPENSATION CHARGE FOR ISSUANCE OF STOCK OPTIONS. We incurred a charge of $2.3 million for the year ended December 31, 2000 and $439,000 for the year ended December 31, 1999, related to the issuance of stock options with exercise prices below fair market value on the date of grant. Additional unvested outstanding options will continue to vest over the next three to five years resulting in aggregate compensation expense of approximately $11.3 million in periods subsequent to December 31, 2000. The additional compensation expense for each grant will be amortized to operations ratably over the next five years.

    AMORTIZATION OF GOODWILL. We recognized $11.3 million of amortization related to goodwill for the year ended December 31, 2000as a result of our acquisition of three of our European distributors in The Czech Republic, Norway and France, along with six private companies; ObjectEra, GemLogic, Power 2000, eObject, Excelnet Systems and Bondi Software. We recognized $385,000 in goodwill amortization for the year ended December 31, 1999. Goodwill of approximately $78.9 million in the aggregate will continue to be charged to operations ratably over the next five years. The Financial Accounting Standards Board (FASB) is contemplating a new approach to goodwill in its Exposure Draft, "Business Combinations and Intangible Assets", which may result in goodwill not being amortized, but reviewed for impairment. When the final statement is issued, will adjust our policies accordingly.

    IN-PROCESS RESEARCH AND DEVELOPMENT CHARGE. We incurred a charge of $2.0 million for the year ended December 31, 1999 related to an in-process research and development charge as a result of our acquisition of GemLogic. There were no such charges for the year ended December 31, 2000.

   INTEREST AND OTHER INCOME

    Interest and other income increased 884% to $12.1 million for the year ended December 31, 2000 from $1.2 million for the year ended December 31, 1999. The increase is attributable to an increase in interest income due to higher cash balances during the years ended December 31, 2000 versus December 31, 1999.

Year Ended December 31, 1999 Compared to 1998

   REVENUE

    Total revenue increased 239% to $23.1 million for the year ended December 31, 1999 from $6.8 million for the previous year ended December 31, 1998. The increase was attributable to an increase in our customer base resulting in substantial growth in software license and services revenue. Revenue from international sales increased to $8.1 million, or 35% of total revenue, for the year ended December 31, 1999 from $1.8 million, or 27% of total revenue, for the year ended December 31, 1998. The increase in international sales is primarily due to increased selling and related activities in The United Kingdom, Germany, Belgium, The Netherlands, The Czech Republic, Norway, France, Singapore, Hong Kong and Taiwan.

    SOFTWARE LICENSE. Software license revenue increased 131% to $13.8 million for the year ended December 31, 1999 from $6.0 million for the year ended December 31, 1998. The increase was attributable to increased unit sales of our products following the release of Version 2.0 in October of 1998 and Version 2.5 in May of 1999, as well as higher prices realized for our products in 1999 as compared to 1998.

    SERVICES. Services revenue increased 10,199% to $9.2 million for the year ended December 31, 1999 from $825,000 for the year ended December 31, 1998. The primary factor for the increase was the creation and expansion of our professional consulting organization and the provision of a wider range of consulting services to customers, as well as an increase in the number of customers and support contracts.

   COST OF REVENUE

    SOFTWARE LICENSE. Cost of software license revenue increased 84% to $1.4 million for the year ended December 31, 1999 from $767,000 for the year ended December 31, 1998. Cost of software license revenue decreased as a percentage of software license revenue to 10% from 13% for the year ended December 31, 1999 as compared to the previous year ended December 31, 1998. The dollar increase was attributable to increased product, shipping and third party royalty costs from a larger volume of sales orders and to costs associated with our independent software vendors. In addition, the dollar increase reflects higher fulfillment costs associated with the increase in international orders.

    SERVICES. Cost of services revenue increased 625% to $10.3 million for the year ended December 31, 1999 from $1.4 million for the year ended December 31, 1998. The increase was due to an increase in the number of our education and technical support personnel and to the creation and rapid expansion of our consulting services business in late 1998 and all of 1999.

   OPERATING EXPENSES

    SALES AND MARKETING. Sales and marketing expenses increased 89% to $20.4 million for the year ended December 31, 1999 from $10.8 million for the year ended December 31, 1998. The increase was attributable to increases in the number of sales employees in North America, as well as the company's expansion of its international sales operations.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased 40% to $7.1 million for the year ended December 31, 1999 from $5.1 million for the year ended December 31, 1998. The increase was primarily attributable to increases in the number of research and development personnel to support SilverStream's product development activities.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 101% to $4.3 million for the year ended December 31, 1999 from $2.1 million for the year ended December 31, 1998. The increase was attributable to a growing number of administrative employees, as well as an increase in the bad debt reserve as our revenue and accounts receivable grew.

    COMPENSATION CHARGE FOR ISSUANCE OF STOCK OPTIONS. We incurred a charge of $439,000 for the year ended December 31, 1999 related to the issuance of stock options with exercise prices below fair market value on the date of grant. There were no such charges for the year ended December 31, 1998.

    AMORTIZATION OF GOODWILL. We incurred a charge of $385,000 for the year ended December 31, 1999 related to the amortization of goodwill, as a result of the company's acquisition of three of its European distributors in The Czech Republic, Norway and France, along with two domestic companies; ObjectEra and GemLogic.

    IN-PROCESS RESEARCH AND DEVELOPMENT CHARGE. We incurred a charge of $2.0 million for the year ended December 31, 1999 related to an in-process research and development charge as a result of our acquisition of GemLogic. There were no such charges for the year ended December 31, 1998.

   INTEREST AND OTHER INCOME

    Interest and other income increased 159% to $1.2 million for the year ended December 31, 1999 from $475,000 for the year ended December 31, 1998. The increase was attributable to an increase in interest income due to higher cash balances during the years ended December 31, 1999 versus December 31, 1998.

NET OPERATING LOSSES AND TAX CREDIT CARRYFORWARDS

    As of December 31, 2000, we had net operating losses and research and development credit carryforwards of approximately $49.9 million and $1.4 million, respectively. The net operating loss and research and development credit carryforwards will expire at various dates, beginning in 2012, if not utilized. Under the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), substantial changes in our ownership may limit the amount of net operating loss carry-forwards that can be utilized annually in the future to offset taxable income. A valuation allowance has been established to fully reserve the potential benefits of these carryforwards in our financial statements to reflect the uncertainty of future taxable income required to utilize available tax loss carryforwards and other deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have funded our operations primarily through the private sale of our equity securities, our initial public offering and our secondary public offering with proceeds aggregating approximately $286.9 million. As of December 31, 2000, we had $191.3 million in cash, cash equivalents and marketable securities, and $188.3 million in working capital.

    We have entered into various lease and financing arrangements which provide for the acquisition of furniture and equipment. At December 31, 2000, we had a total of approximately $1.0 million outstanding under these arrangements. Such borrowings are secured by substantially all of our tangible assets. In addition, in connection with our acquisition of Bondi Software, we assumed a $2 million line of credit, which was used to fund Bondi Software's working capital needs. The outstanding balance under this facility at December 31, 2000 was $1.2 million and is secured by substantially all of our tangible assets.

    Net cash used in  operating  activities  was $27.1  million  in 2000,  $17.2 million in 1999 and $13.0 million in 1998. Net cash flows from operating activities in each period reflect increasing net losses and, to a lesser extent, accounts receivable offset in part by increases in deferred revenue.

    Net cash used in investing activities was $126.0 million in 2000, $2.0 million in 1999 and $4.3 million in 1998. Investing activities in each period reflect purchases of property and equipment, as well as purchases and sales of short-term investments. Investing activities in 2000 also reflect the purchases of Power 2000, eObject, Excelnet Systems and Bondi Software as well as a contingent payment to ObjectEra.

    Net cash provided by financing activities was $192.8 million in 2000, $64.9 million in 1999 and $1.9 million in 1998. Cash provided by financing activities includes proceeds from the issuance of preferred and common stock, offset by the payments on long-term debt in each period, as well as proceeds from equipment financings.

    Capital expenditures were $10.1 million in 2000, $2.2 million in 1999 and $1.0 million in 1999. Of the $10.1 million incurred during 2000, approximately $3.9 million related to the relocation of our corporate headquarters form Burlington, Massachusetts to Billerica, Massachusetts. Specifically, we expended approximately $1.4 million on furniture, fixtures and office equipment, $760,000 on computer equipment and $1.7 million on leasehold improvements in connection with the relocation. Our other capital expenditures consisted of purchases of computer hardware and software, office furniture and equipment and leasehold improvements. Purchases of computer equipment and leasehold improvements represent the largest component of our capital expenditures and we expect that such expenditures will continue as we increase the number of our employees, increase the size of our development and quality assurance testing facilities and improve and expand our information systems. Since inception, we have generally funded capital expenditures either with the use of working capital or equipment bank loans.

    We expect to experience significant growth in our operating expenses, particularly research and development and sales and marketing expenses, for the foreseeable future in order to execute our business plan. As a result, we anticipate that such operating expenses, as well as planned capital expenditures and the expansion of our professional services organization, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions of, or investments in, complementary businesses, technologies or product lines. We believe that the net proceeds from the sale of the common stock by our initial and secondary public stock offerings, together with funds generated from operations, will be sufficient to meet our working capital requirements for at least the next 12 months. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

    We do not believe that inflation has had a material impact on our operations.

CONVERSION TO THE EURO

    As of January 1, 2001, twelve of the fifteen common member countries of the European Union have agreed to adopt the Euro as their legal currency. We have arranged for the necessary modifications of our internal information technology and other systems to accommodate Euro-denominated transactions. In addition, our products support the Euro currency symbol. We are also assessing the business implications of the conversion to the Euro, including long-term competitive implications and the effect of market risk with respect to financial instruments. Based on the foregoing, we do not believe the Euro will have a significant effect on our business, financial position, cash flows or results of operations. We will continue to assess the impact of Euro conversion issues as the applicable accounting, tax, legal and regulatory guidance evolves.

RECENT ACCOUNTING PRONOUNCEMENTS

    In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("Interpretation 44"), an interpretation of APB 25. Interpretation 44 clarifies guidance for certain issues that arose in the application of APB
25. Areas of focus within Interpretation 44 include repricings, modifications to extend the option term, change of grantee status, modifications to accelerate vesting and options exchanged in a purchase business combination. The adoption of Interpretation 44 as of July 1, 2000 did not have a material effect on the Company's financial condition or results of operations.

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133") as amended by SFAS No. 137 and No. 138, which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not believe that the adoption of SFAS No. 133 will have a material impact on its financial condition or results of operations.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements." The SAB formalizes positions the staff has expressed in speeches and comment letters. The Company adopted Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements", in the fourth quarter of 2000. The adoption of SAB 101 did not have a material impact on the Company's financial condition or results of operations.


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

    Internationally, SilverStream invoices customers primarily in local currency. We are exposed to foreign exchange rate fluctuations from when customers are invoiced in local currency until collection occurs. We do not currently enter into foreign currency hedge transactions. Through December 31, 2000, foreign currency fluctuations have not had a material impact on our financial position or results of operations.

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

    Interest income on the Company's investments is carried in "Interest and other income." The Company accounts for cash equivalents and marketable securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less. Cash equivalents are carried at cost, which approximates fair market value. The Company's marketable securities are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholder's equity (deficit).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                           SILVERSTREAM SOFTWARE, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                     Page
                                                                                                                     ----

           Report of Independent Auditors....................................................................         25
           Consolidated Balance Sheets.......................................................................         26
           Consolidated Statements of Operations.............................................................         27
           Consolidated Statements of Redeemable Convertible
             Preferred Stock and Stockholders' Equity (Deficit)..............................................         28
           Consolidated Statements of Cash Flows.............................................................         29
           Notes to Consolidated Financial Statements........................................................         30

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
SilverStream Software, Inc.

    We have audited the accompanying consolidated balance sheets of SilverStream Software, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our audits also included the financial statement schedule listed in the Index at Item 14(a). Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SilverStream Software, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                           /s/ ERNST & YOUNG LLP

Boston, Massachusetts
January 30, 2001


                           SILVERSTREAM SOFTWARE, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                               December 31,
                                                                                       ---------------------------
                                                                                           2000           1999
                                                                                       ------------   ------------

                                        Assets

         Current assets:
           Cash and cash equivalents................................................   $ 86,480,910   $ 46,798,806
           Marketable securities....................................................    104,848,077        246,690
           Accounts receivable; net of allowances of $1,055,472 and $763,245 at
             December 31, 2000 and 1999, respectively...............................     25,652,513      6,938,308
           Prepaid expenses.........................................................      2,945,184      1,130,809
           Other current assets.....................................................      1,614,832      2,003,263
                                                                                       ------------   ------------
                  Total current assets..............................................    221,541,516     57,117,876

         Furniture, equipment and leasehold improvements, net.......................     11,234,943      2,835,698
         Other assets...............................................................      2,080,500              -
         Intangible assets, net.....................................................     78,881,365     20,708,961
                                                                                       ------------   ------------

                  Total assets......................................................   $313,738,324   $ 80,662,535
                                                                                       ============   ============

                           Liabilities and stockholders' equity

         Current liabilities:
           Accounts payable.........................................................   $  3,864,815   $  7,140,194
           Accrued expenses.........................................................     16,168,727      3,899,570
           Deferred revenue.........................................................     11,337,795      5,078,728
           Current portion of long-term debt and obligations under capital leases...      1,867,735        450,773
                                                                                       ------------   ------------
                  Total current liabilities.........................................     33,239,072     16,569,265

         Long-term debt and obligations under capital leases, less current portion..        358,325        508,526

         Common stock, $.001 par value - authorized  100,000,000 shares; issued and outstanding 21,053,626 at December 31, 2000 and 17,689,870 at
             December 31, 1999......................................................         21,054         17,689
         Additional paid-in capital.................................................    364,067,512    115,185,253
         Deferred compensation......................................................    (11,292,604)    (7,213,359)
         Accumulated deficit........................................................    (72,526,756)   (44,161,019)
         Accumulated other comprehensive loss.......................................        (96,779)      (140,320)
         Notes receivable from stockholders                                                 (31,500)      (103,500)
                                                                                       ------------   ------------
                  Total stockholders' equity........................................    280,140,927     63,584,744
                                                                                       ------------   ------------

                  Total liabilities and stockholders' equity........................   $313,738,324   $ 80,662,535
                                                                                       ============   ============


                             See accompanying notes.

                           SILVERSTREAM SOFTWARE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            Year ended
                                                                            December 31,
                                                          -----------------------------------------------
                                                               2000             1999             1998
                                                          -------------    -------------    -------------

Revenue:
  Software licenses....................................   $  40,859,059    $  13,825,676    $   5,982,534
  Services.............................................      39,724,938        9,238,731          825,365
                                                          -------------    -------------    -------------
          Total revenue................................      80,583,997       23,064,407        6,807,899
Cost of revenue:
  Software licenses....................................       2,500,859        1,412,175          767,225
  Services.............................................      36,022,475       10,252,589        1,413,962
                                                          -------------    -------------    -------------

          Total cost of revenue........................      38,523,334       11,664,764        2,181,187
                                                          -------------    -------------    -------------

Gross profit...........................................      42,060,663       11,399,643        4,626,712
Operating expenses:
  Sales and marketing..................................      45,279,070       20,419,430       10,776,396
  Research and development.............................      14,576,892        7,090,691        5,069,465
  General and administrative...........................       9,057,758        4,300,713        2,141,187
  Compensation charge for issuance of stock options....       2,329,018          438,594                -
  Amortization of goodwill.............................      11,309,026          384,729                -
  In-process research and development charge...........               -        1,986,659                -
                                                          -------------    -------------    -------------
          Total operating expenses.....................      82,551,764       34,620,816       17,987,048
                                                          -------------    -------------    -------------

Loss from operations...................................     (40,491,101)     (23,221,173)     (13,360,336)

Interest and other income..............................      12,207,315        1,421,743          559,495
Interest expense.......................................         (81,951)        (189,863)         (84,206)
                                                          --------------   -------------    -------------

Net loss...............................................   $ (28,365,737)   $ (21,989,293)   $ (12,885,047)

Beneficial conversion feature in Series D preferred
     stock.............................................              -          (263,158)               -
                                                          --------------   -------------    -------------

Net loss applicable to common stockholders.............   $ (28,365,737)   $ (22,252,451)   $ (12,885,047)
                                                          ==============   =============    =============
Basic and diluted net loss per share applicable to
     common stockholders...............................   $       (1.44)   $       (2.64)   $       (4.89)
                                                          ==============   =============    =============
Weighted-average common shares used in computing basic
     and diluted net loss per share applicable to
     common stockholders...............................      19,697,498        8,419,116        2,632,496



                             See accompanying notes.

                           SILVERSTREAM SOFTWARE, INC.

                      CONSOLIDATED STATEMENTS OF REDEEMABLE
            CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS EQUITY (DEFICIT)



                                                               Redeemable
                                                              Convertible               Convertible
                                                            Preferred Stock            Preferred Stock           Common Stock
                                                        -----------------------    -----------------------   ----------------------
                                                          Shares       Amount        Shares      Amount         Shares     Amount
                                                        ---------   -----------    ----------  -----------   -----------  ---------

Balance at December 31, 1997..........................  5,183,988   $11,638,050     1,728,283  $15,154,325     5,086,391  $   5,086
Issuance of common stock in January and                                                                           64,863         65
 December 1998........................................
Issuance of Series C preferred stock in
 March 1998 (net of issuance costs of $4,000).........                                194,305    1,701,998
Exercise of stock options in June through
 December 1998........................................                                                            55,525         56
Net loss..............................................
                                                        ---------   -----------    ----------  -----------   -----------  ---------
Balance at December 31, 1998..........................  5,183,988    11,638,050     1,922,588   16,856,323     5,206,779      5,207
Issuance of Series D preferred stock in
 March, April and May 1999
 (net of issuance costs of $22,000)...................                              1,552,632   14,727,997
Repurchase and retirement of common stock
 in March 1999........................................                                                           (10,754)       (11)
Exercise of stock options.............................                                                           130,181        129
Issuance of common stock in June, July,
 August and December 1999.............................                                                         3,704,456      3,705
Conversion of redeemable convertible
 preferred stock in August 1999....................... (5,183,988)  (11,638,050)   (3,475,220) (31,584,320)    8,659,208      8,659
Deferred compensation on grant of stock options.......
Amortization of deferred compensation.................
Net Loss..............................................
Currency translation adjustment.......................
Comprehensive loss....................................
                                                        ---------   -----------    ----------  -----------   -----------  ---------
Balance at December 31, 1999..........................          -             -             -            -    17,689,870     17,689
Issuance of common stock in secondary
 offering.............................................                                                         1,775,851      1,776
Issuance of common stock and stock options
 in acquisitions of subsidiaries......................                                                         1,233,398      1,234
Issuance of common stock in connection with
 employee stock purchase plan ........................                                                            75,945         76
Exercise of stock options ............................                                                           278,562        279
Deferred compensation on grant of stock options ......
Amortization of deferred compensation.................
Receipt of amounts due from stockholdere .............
Net loss..............................................
Currency translation adjustment.......................
Comprehensive loss....................................
                                                        ---------   -----------    ----------  -----------   -----------  ---------
Balance at December 31, 2000..........................          -   $         -             -  $         -    21,053,626  $  21,054
                                                        =========   ===========    ==========  ===========   ===========  =========

                                                                                                       Accumulated
                                                                                                          Other          Notes
                                                         Additional                                    Comprehensive   Receivable
                                                          Paid-in         Deferred       Accumulated      Income         from
                                                          Capital       Compensation      (Deficit)       (Loss)      Stockholders
                                                        ------------   --------------   -------------  -------------  ------------

Balance at December 31, 1997..........................  $    174,796                    $  (9,286,679)                $   (103,500)
Issuance of common stock in January and
 December 1998........................................       181,887
Issuance of Series C preferred stock in
 March 1998 (net of issuance costs of $4,000).........
Exercise of stock options in June through
 December 1998........................................         9,302
Net loss..............................................                                    (12,885,047)
                                                        ------------   --------------   -------------  -------------  ------------
Balance at December 31, 1998..........................       365,985                      (22,171,726)                    (103,500)
Issuance of Series D preferred stock in
 March, April and May 1999
 (net of issuance costs of $22,000)...................
Repurchase and retirement of common stock
 in March 1999........................................
Exercise of stock options.............................       269,852
Issuance of common stock in June, July,
 August and December 1999.............................    63,683,752
Conversion of redeemable convertible
 preferred stock in August 1999.......................    43,213,711
Deferred compensation on grant of stock options.......     7,651,953   $   (7,651,953)
Amortization of deferred compensation.................                        438,594
Net Loss..............................................                                    (21,989,293)
Currency translation adjustment.......................                                                 $    (140,320)
                                                                                                       -------------
Comprehensive loss....................................
                                                        ------------   --------------   -------------  -------------  ------------
Balance at December 31, 1999..........................   115,185,253       (7,213,359)    (44,161,019)      (140,320)     (103,500)
Issuance of common stock in secondary
 offering.............................................   191,594,826
Issuance of common stock and stock options
 in acquisitions of subsidiaries......................    48,663,254
Issuance of common stock in connection with
 employee stock purchase plan ........................     1,327,427
Exercise of stock options ............................       888,489
Deferred compensation on grant of stock options ......     6,408,263       (6,408,263)
Amortization of deferred compensation.................                      2,329,018
Receipt of amounts due from stockholdere .............                                                                      72,000
Net loss..............................................                                    (28,365,737)
Currency translation adjustment.......................                                                        43,541
                                                                                                       -------------
Comprehensive Loss....................................
                                                        ------------   --------------   -------------  -------------  ------------
Balance at December 31, 2000..........................  $364,067,512   $  (11,292,604)  $ (72,526,756) $     (96,779) $    (31,500)
                                                        ============   ==============   =============  =============  ============


                                                           Total
                                                        Stockholders'
                                                          Equity
                                                         (Deficit)
                                                        -------------

Balance at December 31, 1997..........................  $   5,944,028
Issuance of common stock in January and
 December 1998........................................        181,952
Issuance of Series C preferred stock in
 March 1998 (net of issuance costs of $4,000).........      1,701,998
Exercise of stock options in June through
 December 1998........................................          9,358
Net loss..............................................    (12,885,047)
                                                        -------------
Balance at December 31, 1998..........................     (5,047,711)
Issuance of Series D preferred stock in
 March, April and May 1999
 (net of issuance costs of $22,000)...................     14,727,997
Repurchase and retirement of common stock
 in March 1999........................................            (11)
Exercise of stock options.............................        269,981
Issuance of common stock in June, July,
 August and December 1999.............................     63,687,457
Conversion of redeemable convertible
 preferred stock in August 1999.......................     11,638,050
Deferred compensation on grant of stock options.......              -
Amortization of deferred compensation.................        438,594
Net Loss..............................................    (21,989,293)
Currency translation adjustment.......................       (140,320)
                                                        -------------
Comprehensive loss....................................    (22,129,613)
                                                        -------------
Balance at December 31, 1999..........................     63,584,744
Issuance of common stock in secondary
 offering.............................................    191,596,602
Issuance of common stock and stock options
 in acquisitions of subsidiaries......................     48,664,488
Issuance of common stock in connection with
 employee stock purchase plan ........................      1,327,503
Exercise of stock options ............................        888,768
Deferred compensation on grant of stock options ......              -
Amortization of deferred compensation.................      2,329,018
Receipt of amounts due from stockholdere .............         72,000
Net loss..............................................    (28,365,737)
Currency translation adjustment.......................         43,541
                                                        -------------
Comprehensive Loss....................................    (28,322,196)
                                                        -------------
Balance at December 31, 2000..........................  $ 280,140,927
                                                        =============

                           SILVERSTREAM SOFTWARE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Year Ended

                                                                                           December 31,
                                                                           --------------------------------------------
                                                                               2000            1999            1998
                                                                           ------------    ------------    ------------

     Operating activities

     Net loss.........................................................     $(28,365,737)   $(21,989,293)   $(12,885,047)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization..................................       13,874,422       1,673,163         724,045
       Provision for allowances on accounts receivable................          292,227         287,252         431,333
       In-process research and development charge......................               -       1,986,659               -
       Operating expenses paid with issuance of common stock...........               -               -         181,952
       Compensation charge for issuance of stock options..............        2,329,018         438,594               -
       Changes in operating assets and liabilities:
         Accounts receivable..........................................      (17,296,990)     (3,328,390)     (3,577,745)
         Other current assets.........................................          447,399      (1,832,327)        166,824
         Prepaid expenses.............................................       (1,675,542)       (722,227)         69,837
         Other assets.................................................       (2,080,500)              -               -
         Accounts payable and accrued expenses........................         (800,042)      3,556,812         870,286
         Deferred revenue.............................................        6,162,530       2,731,856       1,026,571
                                                                           ------------    ------------    ------------
     Net cash used in operating activities............................      (27,113,215)    (17,197,901)    (12,991,944)

     Investing activities

     Purchase of businesses, net of cash acquired.....................      (11,502,140)     (3,089,598)              -
     Cash acquired through acquisitions of businesses.................          198,296         255,310               -
     Purchase of furniture and equipment..............................      (10,126,453)     (2,208,906)       (992,236)
     (Purchase) sale of available-for-sale securities.................     (104,601,388)      3,083,913      (3,330,603)
                                                                           -------------   ------------    -------------
     Net cash used in investing
       activities.....................................................     (126,031,685)     (1,959,281)     (4,322,839)

     Financing activities

     Net proceeds from issuance of preferred stock....................                -      14,727,997       1,701,998
     Net proceeds from issuance of common stock.......................      193,812,236      50,006,058           9,358
     Repurchase and retirement of common stock........................                -             (11)              -
     Payment of note receivable from stockholders.....................           72,000               -               -
     Proceeds from line of credit.....................................                -         750,000         602,317
     Payments on long-term debt.......................................       (1,100,773)       (551,309)       (449,647)
                                                                           ------------    ------------    -------------
     Net cash provided by financing activities........................      192,783,463      64,932,735       1,864,026

     Effects of exchange rate on cash and cash equivalents............           43,541        (175,331)              -
                                                                           ------------    ------------    ------------

     Net increase (decrease) in cash and cash equivalents.............       39,682,104      45,600,222     (15,450,757)

     Cash and cash equivalents at beginning of year...................       46,798,806       1,198,584      16,649,341
                                                                           ------------    ------------    ------------
     Cash and cash equivalents at end of year.........................     $ 86,480,910    $ 46,798,806    $  1,198,584
                                                                           ============    ============    ============

     Supplemental Information Cash paid during the period for:

         Income taxes.................................................     $    172,341    $     21,110    $     14,283
                                                                           ============    ============    ============
         Interest.....................................................     $     66,867    $     78,891    $     84,206
                                                                           ============    ============    ============



                             See accompanying notes.

                           SILVERSTREAM SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS

    SilverStream Software, Inc. (the Company) was incorporated on May 8, 1996. The Company provides solutions for building, deploying and managing large-scale Internet, e-commerce, business-to-business, enterprise portal and intranet applications. The Company markets its software worldwide and has sales offices in the United States, Canada, United Kingdom, The Netherlands, Belgium, Germany, Norway, The Czech Republic, France, Luxembourg, Denmark, Sweden, Hong Kong, Singapore, Taiwan and Australia.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its U.S. and international subsidiaries, all of which are wholly owned, located in North America, Europe, Asia and Australia. All intercompany accounts and transactions have been eliminated in consolidation.

    The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

   RECLASSIFICATIONS

   Certain amounts from 1998 and 1999 have been reclassified to conform to the 2000 presentation.

   USE OF ESTIMATES

    The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

   CASH EQUIVALENTS AND MARKETABLE SECURITIES

    The Company accounts for cash equivalents and marketable securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115,
"Accounting for Certain Investments in Debt and Equity Securities." Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less. Cash equivalents are carried at cost, which approximates fair market value. The Company's marketable securities, which, as of December 31, 2000, consisted of U.S. Government and Federal Agency obligations, tax-exempt municipal obligations, and investment-grade corporate bonds, are classified as available-for-sale and are recorded at fair market value with any unrealized gain or loss recorded as a separate component of comprehensive loss.

    As of December 31, 2000, the Company had a $631,010 restriction on its cash balance, as a result of four secured letters of credit. These letters of credit were issued by the Company's primary bank to certain landlords as part of lease negotiations.

   CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, marketable securities, accounts receivable and other receivables. Concentration of credit risk with respect to cash equivalents and marketable securities is limited as these assets are primarily U.S. Government and Federal Agency obligations, tax-exempt municipal obligations and investment-grade corporate bonds with high-credit, quality financial institutions.

    There is no significant concentration of credit risk with respect to accounts receivable due to the large number of companies comprising the Company's customer base. On-going credit evaluations of customers' financial condition are performed and collateral is generally not required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

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


   ADVERTISING COSTS

    The Company expenses advertising costs as incurred. Advertising costs were $2,521,288, $805,000 and $858,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

   CAPITALIZED SOFTWARE

    Capitalization of software development costs under SFAS No. 86 begins upon the establishment of technological feasibility. Technological feasibility is established upon the completion of a working model. The establishment of technological  feasibility  and the  ongoing  assessment  of  recoverability  of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Costs incurred by the Company between completion of a working model and the point at which the product is ready for general release have been insignificant. Therefore, through December 31, 2000, all research and development costs have been expensed as incurred.

   REVENUE RECOGNITION

    Revenue recognition from software license fees and from sales of software products is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant Company obligations with regard to implementation remain, the fee is fixed or determinable and collectibility is probable. The Company's software arrangements may contain multiple elements such as software products, services and post-contract customer support (PCS). Revenue earned on software arrangements involving multiple elements which qualify for separate element treatment is allocated to each element based on the relative fair values of those elements based on vendor specific objective evidence. For the year ended December 31, 2000, vendor specific objective evidence is limited to the price charged when the element is sold separately or, for an element not being sold separately, the price established by management having the relevant authority. Accordingly, revenue from software products is recognized when the product is shipped. Revenue from services is recognized as the services are provided to the customer. Revenue for PCS is recognized ratably over the term of the agreement.

    Certain arrangements requiring significant customization or modifications of the Company's software products are accounted for using percentage of completion contract accounting as defined by Statement of Position (SOP) 81-1, "Accounting for Performance of Construction-Type Contracts and Certain Production-Type Contracts." Under SOP 81-1, revenue is recognized based on the costs incurred during the reporting period as a percentage of the total estimated contract costs.

    Customer advances and billed amounts due from customers in excess of revenue recognized are recorded as deferred revenue and recognized as the services are delivered.

    Revenue derived from arrangements with resellers of our products is not recognized until the software is shipped to the customer.

    Sales to independent software vendors (ISVs) are deferred and recognized as product revenue ratably over the anticipated period of performance for services under the agreement, which is generally 12 months. ISV-related partner fees are deferred and recognized on a straight line basis as an offset to the related expenses over the life of the agreement, since the Company considers such fees to be reimbursement for costs incurred, primarily marketing support, in connection with its ISV partner program.

    Customer returns are estimated and accrued for as a percentage of net product revenues based upon historical trends.

    The Company adopted SOP 97-2, "Software Revenue Recognition" as of January 1, 1998, and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions," as of January 1, 2000. SOP 97-2 and SOP 98-9 provide guidance for recognizing revenue on software transactions and supersede SOP 91-1.

    The Company adopted Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements", as of October 1, 2000. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

    The adoption of SOP 97-2, SOP 98-9 and SAB 101 did not have a material impact on the Company's financial results.

   LICENSING AGREEMENTS

    The Company has entered into various licensing agreements with third-party software and technology companies, primarily for encryption technology, full-text searching technology and the use of J2EE elements. Royalty payments under such licensing agreements are based on either a percentage of product revenue or per unit sales. Royalty expenses, which are charged to cost of revenue under these license agreements, totaled $1,059,391, $310,000 and $168,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Prepaid royalties related to these licensing agreements were $837,641 and $399,000 for the years ended December 31, 2000 and 1999, respectively.

   EARNINGS PER SHARE

    The Company computes earnings per share in accordance with SFAS No. 128, "Earnings per Share". SFAS 128 requires calculation and presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted average number of common shares outstanding and excludes any dilutive effects of warrants, stock options, common stock subject to repurchase or other type securities. Diluted earnings per share is calculated based on the weighted average number of common shares outstanding and the dilutive effect of warrants, stock options, and related securities. Dilutive securities are excluded from the diluted earnings per share calculation if their effect is anti-dilutive.

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

   FINANCIAL INSTRUMENTS

    The fair value of the Company's financial instruments, which include cash and cash equivalents, marketable securities, accounts receivable, other receivables, accounts payable and long term debt, are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. The carrying value of these financial instruments approximated their fair value at December 31, 2000 and 1999 due to the short term nature of these instruments and the variable interest rate on the long term debt.

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

   ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

    The carrying value of long-lived assets used in operations, such as the excess cost over net assets of businesses acquired, and furniture, fixtures and leasehold improvements, is periodically reviewed by the Company based on the expected future undiscounted operating cash flows of the related asset. If an impairment is indicated, the Company will adjust the carrying value of the long-lived assets to fair value. No event has occurred that would impair the value of long-lived assets recorded in the accompanying consolidated financial statements.

   STOCK COMPENSATION ARRANGEMENTS

    The Company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company has continued to account for employee stock options in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and has included the pro forma disclosures required by SFAS No. 123 for all periods presented.

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

   SEGMENT REPORTING

    The Company reports segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in interim financial reports. The Company views its operations and manages its business as one segment: the development and delivery of e-business platform solutions, that include software and related products and services. Factors used to identify the Company's single operating segment include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. Disclosure of segment information is included in Note 11.

   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("Interpretation 44"), an interpretation of APB 25. Interpretation 44 clarifies guidance for certain issues that arose in the application of APB
25. Areas of focus within Interpretation 44 include repricings, modifications to extend the option term, change of grantee status, modifications to accelerate vesting and options exchanged in a purchase business combination. The adoption of Interpretation 44 as of July 1, 2000 did not have a material effect on the Company's financial condition or results of operations.

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" as amended by SFAS No. 137 and SFAS No. 138, which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not believe that the adoption of SFAS No. 133 will have a material impact on its financial condition or results of operations.

3.  LONG-TERM INVESTMENT

    On May 31, 2000, SilverStream converted a $2.0 million Convertible Promissory Note Receivable from one of its corporate collaborators to an equity investment. Since no public market exists for these securities, the Company is accounting for this investment under the cost method. The value of the Company's investment is assessed and reviewed for impairment based on the financial condition and operating results of the issuer, the prices at which securities purchased in subsequent financing, if any, were issued and estimates made by management. None of these measures indicate that the value of the investment has been impaired as of December 31, 2000.


4.  FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Furniture, equipment and leasehold improvements consists of the following:

                                                                      December 31,
                                                                -------------------------
                                                                   2000          1999
                                                                -----------   -----------

              Furniture and fixtures.................           $ 3,506,487   $   763,291
              Computer equipment and software........            10,936,616     4,037,403
              Telephone equipment....................               416,696       171,613
              Leasehold improvements.................             1,688,564       251,114
                                                                -----------   -----------
                                                                 16,548,363     5,223,421
              Less accumulated depreciation..........            (5,313,420)   (2,387,723)
                                                                -----------   -----------
                                                                $11,234,943   $ 2,835,698


5.  ACCRUED EXPENSES

    Accrued expenses include the following:



                                                                          December 31,
                                                                    ------------------------
                                                                       2000         1999
                                                                    -----------  -----------


              Fringe benefits....................................   $ 3,680,864  $ 1,372,637
              Occupancy..........................................       241,725      139,089
              Professional fees..................................       317,860      130,431
              Bonuses............................................       563,996      175,000
              Commissions........................................     1,403,551      600,000
              Sales and VAT taxes payable........................     1,257,517      410,724
              Other tax liability................................       853,000      853,000
              Amounts due to owners of acquired businesses.......     7,206,397            -
              Other..............................................       643,817      218,689
                                                                   -----------  -----------
                                                                    $16,168,727  $ 3,899,570


6.  DEBT

   LONG-TERM DEBT

    Under terms of a credit facility, negotiated in 1997 and expiring March 1, 2001, borrowings of approximately $602,000 converted fully into a term loan on March 31, 1998. Principal repayments began April 1, 1998 in 36 equal monthly payments. Interest on the loan accrues at prime rate plus 0.5% (9.50% at December 31, 2000) and is payable monthly in arrears. The outstanding balance under the facility at December 31, 2000 and 1999 was $50,667 and $250,965, respectively.

    Under terms of a credit facility, negotiated in 1999 and expiring October 1, 2002, borrowings of approximately $750,000 converted fully into a term loan on October 31, 1999. Principal repayments began November 1, 1999 in 36 equal monthly payments. Interest on the loan accrues at prime rate plus 0.5% (9.50% at December 31, 2000) and is payable monthly in arrears. The outstanding balance under the facility at December 31, 2000 and 1999 was $458,359 and $708,334, respectively.

    In connection with the acquisition of Bondi Software Inc. (See Note 13), the Company assumed a $2,000,000 credit facility. Borrowings under this facility are due in full on May 1, 2001, with interest payable monthly at prime rate plus
 .75% (9.50% at December 31, 2000). The outstanding balance under this facility at December 31, 2000 was $1,200,000.

    Borrowings under the terms of all credit facilities are secured by substantially all the Company's tangible assets.

    The aggregate maturities of long term debt are as follows:

                2001.........................................    1,650,772
                2002.........................................       58,254
                                                                ----------
                                                                $1,709,026
                                                                ==========

7.  LEASES

    The Company leases equipment under non-cancelable lease agreements that are accounted for as capital leases. Equipment under capital lease arrangements, which is included in furniture, equipment and leasehold improvements, aggregated approximately $517,034 and $0 at December 31, 2000 and 1999, respectively.

    The Company leases office space and certain equipment under non-cancelable operating leases expiring through February 2006. Some of these leases contain renewal options. Rent expense charged to operations for the years ended December 31, 2000, 1999 and 1998 was $3,051,641, $1,506,000 and $602,000, respectively.

    Future minimum payments under non-cancelable operating leases and capital leases as of December 31, 2000 are as follows:


                                                  Operating        Capital
                                                   Leases          Leases
                                                -------------   ------------
                                                -------------   ------------
  2001......................................        4,632,727        258,474
  2002......................................        3,781,152        195,649
  2003......................................        3,643,576         68,865
  2004......................................        3,551,871         67,100
  2005......................................        3,058,061         39,199
  2006 and thereafter.......................        1,176,793              -
                                                -------------   ------------
  Total minimum lease payments..............    $  19,844,180   $    629,287
                                                =============
  Less amount representing interest.........                         112,253
                                                                ------------
                                                                     517,034

  Less current portion......................                         216,963
                                                                ------------
                                                                $    300,071
                                                                ============

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

    An aggregate of 0 and 168,450 shares of common stock are subject to repurchase at December 31, 2000 and 1999, respectively.

   1996 FOUNDERS STOCK INCENTIVE PLAN

    The 1996 Founders Stock Incentive Plan (the 1996 Plan) covers all eligible employees, officers, directors consultants and advisors. At inception of the 1996 Plan, the Company authorized the issuance of up to 3,877,000 shares of common stock. The Company issued and sold an aggregate of 3,775,031 shares of common stock under the 1996 Plan pursuant to founders stock restriction agreements at the fair value of the stock at the date of the issuance. The shares were issued in the name of the employee, who has all rights of a stockholder, subject to certain repurchase and transfer provisions. If the employee ceases to be employed by the Company, the Company shall have the option to repurchase from the employee a portion of the shares based upon a predetermined formula. In addition, the employee shall not sell any of the shares that are subject to repurchase by the Company. An aggregate of 145,394 shares of common stock have been repurchased and retired by the Company under the 1996 Plan.

    An aggregate of 0 and 681,199 shares of common stock are subject to repurchase at December 31, 2000 and 1999, respectively.

   1997 STOCK INCENTIVE PLAN

    The Company adopted the 1997 Stock Incentive Plan, which was amended and restated on June 9, 1999 (as amended and restated, the 1997 Plan), covers all eligible employees, officers, directors, consultants and advisors. As of December 31, 2000 the Company has reserved 6,000,000 shares of common stock for issuance under the 1997 Plan. Under the 1997 Plan, the Company may grant stock options to purchase shares of the Company's common stock, restricted common stock awards and other stock-based awards having terms and conditions at the discretion of the Company's Board of Directors. The prices, terms and vesting periods of stock awards under the 1997 Plan are determined by the Board of Directors at the date of the grant. The 1997 Plan also contains provisions which stipulate that upon an acquisition event the Board of Directors is authorized to determine that any stock option, restricted stock or other stock-based award granted under the 1997 Plan may become immediately exercisable in full or in part.

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

    An aggregate of 17,875 and 89,375 shares of common stock are subject to repurchase at December 31, 2000 and 1999, respectively.

    The Company has recorded deferred compensation of $6,408,263 and $7,651,953 relating to option grants during December 31, 2000 and 1999, respectively. Deferred compensation is being charged ratably to operations over the vesting period of the options.

    The Company incurred a charge to operations of $2,329,018 and $438,594 for the years ended December 31, 2000 and 1999, respectively. For the year ended December 31, 2000 $579,489 of this charge, relates to services , $118,429 to sales and marketing, $1,586,483 to research and development and $44,617 to general and administrative expenses. For the year ended December 31, 1999 $125,574 of this charge, relates to services, $145,057 to sales and marketing, $129,790 to research and development and $38,173 to general and administrative expenses.

   ASSUMED STOCK INCENTIVE PLANS

    In connection with  the acquisition of certain  businesses  during 2000 (See
Note 13), the Company assumed two stock incentive plans. Under these plans, the Company has reserved 640,120 shares of common stock for issuance and may grant stock options to purchase shares of the Company's common stock and other stock-based awards having terms and conditions at the discretion of the Company's Board of Directors. The prices, terms and vesting periods of stock awards under these plans are determined by the Board of Directors at the date of the grant.

   1999 EMPLOYEE STOCK PURCHASE PLAN

    In accordance with the 1999 Employee Stock Purchase Plan, eligible employees may authorize payroll deductions of up to 10% of their compensation (not to exceed $12,500 in a six-month period) to purchase shares at the lower of 85% of the fair market value of the Company's common stock at the beginning or end of the six-month option period. Shares issued to employees under the plan totaled 75,945 during 2000. At December 31, 2000, a total of 300,000 shares of common stock were reserved for issuance under the plan.

   401(K) PLAN

    The Company has a 401(k) plan (the Plan), whereby eligible employees may contribute up to 15% of their annual compensation, subject to limitations established by the Internal Revenue Code. The Company may also contribute a discretionary matching contribution, to each such participant's deferred compensation equal to a discretionary percentage determined by the Company. As of December 31, 2000, the Company had not made any discretionary matching contributions in any of the fiscal periods presented.

   STOCK OPTION DISCLOSURES

    The Company has adopted the disclosure provisions only of SFAS 123. The fair values for these options were estimated at the date of grant using the Black-Scholes option-pricing model in 2000 and the minimum value method in 1999 and 1998 with the following assumptions:

                                                                        Year Ended
                                                                       December 31,
                                                               ----------------------------
                                                                2000       1999       1998
                                                               -------    -------    -------


    Expected life (years)..................................      8.28       8.94       5.35
    Risk free interest rate................................      5.50%      6.34%      4.75%
    Volatility.............................................    505.00%        --         --
    Dividend yield.........................................        --         --         --


    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                               Year Ended
                                                              December 31,
                                               --------------------------------------------
                                                   2000            1999           1998
                                               -------------   -------------  -------------

    Pro forma net loss...................      $(62,334,652)   $(26,713,375)  $(12,996,310)
    Pro forma net loss per share.........      $      (3.16)   $      (3.17)  $      (4.94)

    Compensation expense under SFAS 123 for 2000, 1999 and 1998 is not representative of future expense, because it includes three, two and one years of expense, respectively. In future years, the effect of determining compensation cost using the fair value method will include additional vesting and associated expense.

    Option activity under the 1997 Plan and assumed plans is summarized below:


                                                                           Year Ended December 31,
                                                  -----------------------------------------------------------------------

                                                         2000                      1999                    1998
                                                  ---------------------    --------------------     ---------------------
                                                              Weighted                Weighted                  Weighted
                                                              Average                 Average                   Average
                                                              Exercise                Exercise                  Exercise
                                                   Options     Price       Options     Price         Options     Price
                                                  ---------  ----------   ---------  ----------     ---------  ----------

         Outstanding, beginning of
           year...............................    1,796,969     $ 14.61     895,175     $  1.15       607,000     $  0.34
         Granted..............................    4,074,666       34.70   1,095,300       23.63       381,950        2.21
         Expired or canceled..................     (516,254)      40.60     (63,325)       6.25       (38,250)       0.37
         Exercised............................     (275,561)       3.26    (130,181)       2.03       (55,525)       0.17
                                                  ---------               ---------                 ---------
         Outstanding, end of year.............    5,079,820       27.99   1,796,969       14.61       895,175        1.15
                                                  =========               =========                 =========
         Exercisable at end of year...........      637,568                 272,599                   159,850
         Available for future grants..........      799,032               1,217,325                    55,019

         Weighted-average fair value of
           options granted during year........                  $ 35.80                 $ 23.63                   $  2.16

    The following table presents weighted-average price and life information about significant option groups outstanding at December 31, 2000:


                                                    Options Outstanding                  Options Exercisable
                                        --------------------------------------------   -------------------------
                                                         Weighted-

                                                          Average        Weighted-                     Weighted-
                                                         Remaining        Average                       Average
                     Range of              Number        Contractual      Exercise       Number        Exercise
                  Exercise Prices        Outstanding        Life            Price      Exercisable       Price
                 ------------------     -------------   -------------    -----------   ------------    ---------

                 $  0.00 - $  5.00          927,100       7.3 Years      $     1.72       439,391       $  1.47
                 $  5.01 - $ 10.00          341,790       8.5 Years            7.89        73,155          8.05
                 $ 10.01 - $ 50.00        3,432,974       9.4 Years           30.35        73,292         21.32
                 $ 50.01 - $ 90.00          197,506       8.8 Years           72.19        27,205         66.02
                 $ 90.01 - $130.00          180,450       8.8 Years          107.62        24,525        104.58
                 ------------------     -------------   -------------    -----------   ------------    ---------
                 $  0.00 - $130.00        5,079,820       8.9 Years      $    27.99       637,568       $ 11.23



9.  PREFERRED STOCK

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


                                                                                     Year Ended
                                                                                    December 31,
                                                                            ---------------------------
                                                                                2000           1999
                                                                            ------------   ------------

              Deferred tax assets:
                Net operating loss carryforward........................     $ 19,978,000   $ 17,187,000
                Research and development credit carryforward...........        1,451,000        901,000
                Deferred revenue.......................................        2,456,000              -
                Other..................................................        1,302,000        340,000
              Deferred tax liabilities:
                Depreciation...........................................         (210,000)      (404,000)
                Amortization...........................................                -       (256,000)
                                                                            ------------   ------------
                                                                              24,977,000     17,768,000
                Less valuation allowance for deferred tax assets.......      (24,977,000)   (17,768,000)
                                                                            ------------   ------------
              Total....................................................     $         --   $         --
                                                                            ============   ============


    As of December 31, 2000, the Company has net operating loss carryforwards and research and development tax carryforwards of approximately $49.9 million and $1.4 million, respectively, available to offset future Federal taxable income. These carryforwards begin to expire in 2012 and may be subject to certain limitations. The valuation allowance increased by $7.2 million during the twelve months ended December 31, 2000, due primarily to the additional allowance for the Net Operating Losses incurred.

    The Company believes that, based upon a number of factors, the available objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that a full valuation allowance has been recorded. The Company will continue to assess the realization of the deferred tax assets based on actual and forecasted operating results.


                                                                                     Year Ended
                                                                                    December 31,
                                                                             ---------------------------
                                                                                 2000          1999
                                                                             ------------   ------------
              The  difference  between the  Company's  "expected"  tax provision
               (benefit), as computed by applying the U.S. federal corporate tax rate of 34% to income (loss) and  actual tax is reconciled in the following chart:

              Net loss.................................................      $(28,365,737)  $(22,252,451)
                                                                             ------------   ------------
              Expected benefit at 34%..................................        (9,644,350)    (7,565,833)
              State tax net of federal benefit.........................        (1,701,960)    (1,335,120)
              Goodwill.................................................         4,523,600              -
              Stock compensation expense...............................           932,000        175,000
              Other non-deductible expenses............................           141,800        106,800
              Change in valuation allowance............................         5,748,910      8,619,153
                                                                             ------------   ------------
              Total....................................................      $         --   $         --
                                                                             ============   ============



11.  SEGMENT AND GEOGRAPHIC INFORMATION

    As discussed in Note 2, the Company operates in one business segment: the development and delivery of e-business platform solutions that include software and related products and services. In making this determination, the Company considered the information which management uses to oversee the Company's operations as well as the manner in which the business is managed.

    Foreign operations in 1999 were conducted in seven countries in Europe and three countries in the Asia Pacific region. During 2000, foreign operations were expanded. Operations are currently conducted in ten countries in Europe, three countries in the Asia Pacific region and in Australia.

    Revenues by geographic region are as follows:

                                        Year Ended December 31,
                                 -------------------------------------

                                    2000         1999         1998
                                 -----------  -----------  -----------

United States...............     $54,117,423  $14,984,459  $ 4,999,717
Europe......................      22,642,893    5,700,391      817,556
Other.......................       3,823,681    2,379,557      990,626
                                 -----------  -----------  -----------
Total.......................     $80,583,997  $23,064,407  $ 6,807,899
                                 ===========  ===========  ===========

    Total long lived assets by geographic region are as follows:

                                        Year Ended December 31,
                                 -------------------------------------
                                    2000         1999         1998
                                 -----------  -----------  -----------

United States...............     $88,643,023  $22,907,826  $ 1,733,471
Europe......................       1,176,196      529,440       62,876
Other.......................         297,089      107,393            -
                                 -----------  -----------  -----------
Total.......................     $90,116,308  $23,544,659  $ 1,796,347
                                 ===========  ===========  ===========

    Net income (loss) by geographic region are as follows:

                                         Year Ended December 31,
                                 ----------------------------------------
                                     2000          1999         1998
                                 ------------  ------------  ------------

United States...............     $(33,920,949) $(21,840,977) $(12,421,546)
Foreign subsidiaries........        5,555,212      (148,316)     (463,501)
                                 ------------  ------------  ------------
Total.......................     $(28,365,737) $(21,989,293) $(12,885,047)
                                 ============  ============  ============

12.  LOSS PER SHARE

    The following table sets forth the computation of basic and diluted loss per share:

                                                            Year Ended December 31,
                                                 -------------------------------------------
                                                     2000           1999           1998
                                                 ------------   ------------   -------------

             Numerator:
               Net loss.......................   $(28,365,737)  $(21,989,293)   $(12,885,047)
               Beneficial conversion
                 feature in series D
                 preferred stock..............              -       (263,158)              -
                                                 ------------   ------------    ------------
               Net loss applicable to
                 common stockholders..........    (28,365,737)   (22,252,451)    (12,885,047)
                                                 ============   ============    ============
             Denominator:
               Weighted average common
                 shares outstanding...........     20,159,868      9,943,728       5,122,480
               Weighted average common
                 shares subject to
                 repurchase...................       (462,370)    (1,524,612)     (2,489,984)
                                                 ------------   ------------    ------------
             Denominator for basic and
               diluted loss per share
               applicable to common
               stockholders...................     19,697,498      8,419,116       2,632,496
                                                 ============   ============    ============
               Basic and diluted net
                 loss per share
                 applicable to common
                 stockholders.................   $      (1.44)  $      (2.64)   $      (4.89)
                                                 ============   ============    ============


    The Company has excluded all preferred stock, outstanding stock options and shares subject to repurchase by the Company from the calculation of loss per share because all such securities are antidilutive for all periods presented. Shares subject to repurchase by the Company will be included in the computation of earnings per share when the Company's option to repurchase these shares expires. Weighted-average options outstanding to purchase 3,370,090, 1,332,992 and 348,880 shares of common stock for the years ended December 31, 2000, 1999 and 1998, were not included in the computation of net loss per share because the effect would be antidilutive. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

13.  ACQUISITIONS

    During 2000 and 1999, the Company completed several acquisitions of businesses complementary to the Company's business strategy. The cost of these acquisitions aggregated $62.8 million in 2000 and $20.2 million in 1999. In certain cases, the purchase price included contingent consideration based upon operating performance of the acquired business. The Company presently has $8.5 in additional consideration contingently payable at December 31, 2000, which will be recorded as additional purchase price when the contingency is met.

    These acquisitions have been accounted for using the purchase method and the results of operations have been included in the Company's consolidated statement of operations from the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been allocated to identifiable intangible assets and goodwill and is being amortized on a straight line basis over five years.

    The following unaudited pro forma results of operations gives effect to these acquisitions as if they had occurred at January 1, 1999:

                                                   Pro Forma      Pro Forma
                                                  December 31,   December 31,
                                                     2000           1999
                                                  ------------   ------------

Revenue........................................   $ 90,296,533   $ 39,196,027
Net loss applicable to common stockholders.....    (31,354,646)   (27,230,283)
                                                  ------------   ------------

Basic and diluted net loss per share
 applicable to common stockholders.............   $      (1.54)  $      (2.80)


Weighted-average common shares used in
 computing basic and diluted net loss per
 share applicable to common stockholders.......     20,333,284      9,721,204

14.  QUARTERLY INFORMATION (UNAUDITED)

    A summary of operating results and net loss per share for the quarterly periods in the two years ended December 31, 2000 is set forth below:


                                                                  Quarter Ended
                                           -------------------------------------------------------------

                                              March 31        June 30       September 30    December 31
                                           --------------  --------------  --------------  -------------


             Year ended December 31, 2000
             Total revenues..............   $ 13,003,345    $ 18,028,859    $ 23,500,891    $26,050,902
             Gross profit................      7,148,436       8,375,493      12,482,172     14,054,562
             Net loss applicable to
              common stockholders........     (6,609,286)     (7,482,001)     (6,681,467)    (7,592,983)
             Net loss per share
              applicable to common
              stockholders - basic and              (.36)           (.38)           (.33)          (.37)
              diluted....................

             Year ended December 31, 1999
             Total revenues..............   $  3,474,292    $  4,308,147    $  6,251,924    $ 9,030,044
             Gross profit................      1,841,401       2,089,189       2,565,186      4,903,867
             Net loss applicable to
              common stockholders........     (4,322,956)     (5,279,252)     (5,020,099)    (7,630,144)
             Net loss per share
              applicable to common
              stockholders - basic and
              diluted....................          (1.27)          (1.44)           (.51)          (.46)

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)      FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND EXHIBITS

     1.  Financial Statements - see "Index to Financial Statements."

     2. Financial Statement Schedule for the Years Ended December 31, 2000, 1999, and 1998:

         Schedule II - Valuation and Qualifying Accounts.

         Financial statement schedules not included herein have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements or notes

     3.  Exhibits:  Exhibits  submitted  with the Annual  Report on Form 10-K as filed with the Securities and Exchange Commission and those incorporated by reference to other filings are listed on the Exhibit Index.

                                  EXHIBIT INDEX



      Exhibit
        No.                                  Description
     --------                                -----------

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

     *10.1(2)  1996 Founders Stock Incentive Plan

     *10.2(2)  Amended and Restated 1997 Stock Incentive Plan, and forms of agreements thereunder

     *10.3(2)  Amended and Restated 1999 Employee Stock Purchase Plan

     *10.4(2)  Form of Founders Stock Restriction Agreement

      10.5(2)  Term Loan Agreement and Commercial Promissory Note, dated March 1, 1999, between Fleet National Bank and the
               Registrant

      10.6(2)  Term Loan Agreement and Commercial Promissory Note, dated August 11, 1997, between Fleet National Bank and the
               Registrant

     +10.7(2)  OEM Master License Agreement between RSA Data Security, Inc. and the Registrant, dated as of September 30, 1997, as amended

     +10.8(2)  Support Agreement between RSA Data Security, Inc. and the Registrant, dated as of June 30, 1999

         10.9  Lease dated November 9, 1999 between BCIA New England Holdings LLC and the Registrant

        10.10  Form of Master Business Partner Agreement, with VAR Partner Exhibit, Consulting Partner Exhibit and System
               Integrator Partner Exhibit

        10.11  Form of ISV Software Distribution Agreement

         21.1  Subsidiaries of the Registrant

         23.1  Consent of Ernst & Young LLP

         27.1  Financial Data Schedule

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this. report to be signed on its behalf by the undersigned, thereunto duly authorized, in Billerica, Massachusetts, on this 9th day of March 2001.

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


             Signature                                               Title                                            Date
             ---------                                               -----                                            ----


 /s/ David R. Skok                    Chairman of the Board of Directors                                         March 16, 2001
--------------------------------
David R. Skok

 /s/ David A. Litwack                 President, Chief Executive Officer and Director                            March 16, 2001
--------------------------------      (Principal Executive Officer)
David A. Litwack



/s/ CRAIG A. DYNES                    Vice President, Chief Financial Officer and Treasurer (Principal           March 16, 2001
--------------------------------      Financial and Accounting Officer)
Craig A. Dynes

 /s/ Timothy Barrows                  Director                                                                   March 16, 2001
--------------------------------
Timothy Barrows

 /s/ Richard A. D'Amore               Director                                                                   March 16, 2001
--------------------------------
Richard A. D'Amore

 /s/ Paul J. Severino                 Director                                                                   March 16, 2001
--------------------------------
Paul J. Severino


                        VALUATION AND QUALIFYING ACCOUNTS

                           SILVERSTREAM SOFTWARE, INC.

                                                                              Additions
                                                                      -------------------------
                                                          Balance at   Charged to   Charged to                 Balance
                                                          Beginning    Costs and      Other                    at End
                             Description                  of Period     Expenses     Accounts    Deductions   of Period
             ----------------------------------------    ------------ ------------ ------------ ------------ ------------

             December 31, 2000 Allowances for Returns
             and Doubtful Accounts...................      $763,245     $      0    $1,804,178   $1,511,951   $1,055,472

             December 31, 1999 Allowances for Returns
             and Doubtful Accounts...................      $475,993     $355,000    $  649,634   $  717,382   $  763,245

             December 31, 1998 Allowances for Returns
             and Doubtful Accounts...................      $ 44,660     $218,614    $  592,500   $  379,781   $  475,993
