Form 10-Q
period 2001-03-31
SILVERSTREAM SOFTWARE INC
filed 2001-05-15
CIK 1042282

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                 ---------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2001.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of May 11, 2001 there were 21,825,765 shares of the registrant's common stock outstanding.

                           SilverStream Software, Inc.

                                    Form 10-Q

                  For the Quarterly Period Ended March 31, 2001

                                Table of Contents

PART I.       Financial Information                                                                                  Page
                                                                                                                     ----
              Item 1.   Financial Statements........................................................................  3-7

                        Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000............    3

                        Condensed Consolidated Statements of Operations for the Three Months Ended
                        March 31, 2001 and 2000.....................................................................    4

                        Condensed Consolidated Statements of Cash Flows for the Three Months Ended
                        March 31, 2001 and 2000.....................................................................    5

                        Notes to Condensed Consolidated Financial Statements........................................  6-7

              Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations....... 7-18


              Item 3.   Quantitative and Qualitative Disclosures About Market Risk..................................   18

PART II.      Other Information

              Item 2.   Changes in Securities and Use of Proceeds.................................................. 18-19

              Item 6.   Exhibits and Reports on Form 8-K............................................................   19

                        Signatures..................................................................................   20


PART I.  Financial Information

Item 1.  Financial Statements

                           SILVERSTREAM SOFTWARE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (in thousands)


                                                                                               March 31,     December 31,

                                                                                                 2001            2000
                                                                                             ------------    ------------
                                                                                              (Unaudited)      (Audited)

                                              Assets

         Current assets:
           Cash and cash equivalents.......................................................  $    85,326     $     86,481
           Marketable securities...........................................................       83,213          104,848
           Accounts receivable; net of allowances of $1,611 at March 31, 2001 and
              $1,055 at December 31, 2000..................................................       26,856           25,653
           Prepaid expenses................................................................        3,668            2,945
           Other receivables...............................................................        2,436            1,615
                                                                                             -----------     ------------
                  Total current assets.....................................................      201,499          221,542

         Furniture, equipment and leasehold improvements, net..............................       12,074           11,235
         Other assets......................................................................        2,071            2,081
         Intangible assets, net............................................................       85,576           78,880
                                                                                             -----------     ------------

                  Total assets.............................................................  $   301,220     $    313,738
                                                                                             ===========     ============

                               Liabilities and stockholders' equity

         Current liabilities:
           Accounts payable................................................................  $    11,372     $      3,865
           Accrued expenses................................................................        7,077           16,168
           Deferred revenue................................................................       10,868           11,338
           Current portion of long-term debt and obligations under capital leases..........        1,890            1,868
                                                                                             -----------     ------------
                  Total current liabilities................................................       31,207           33,239

         Long-term debt and obligations under capital leases, less current portion.........          223              358

         Stockholders' equity:
           Common stock....................................................................           23               21
           Additional paid-in capital......................................................      372,013          364,068
           Deferred compensation...........................................................      (10,519)         (11,293)
           Accumulated deficit.............................................................      (91,543)         (72,527)
           Accumulated other comprehensive loss............................................         (153)             (97)
           Notes receivable from stockholders..............................................          (31)             (31)
                                                                                             ------------    ------------
                  Total stockholders' equity...............................................      269,790          280,141
                                                                                             -----------     ------------

                  Total liabilities and stockholders' equity...............................  $   301,220     $    313,738
                                                                                             ===========     ============




                 The accompanying notes are an integral part of these condensed consolidated financial statements.

                           SILVERSTREAM SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except per share data)
                                   (Unaudited)


                                                               Three Months Ended

                                                                    March 31,

                                                               2001          2000
                                                           -----------   -----------

Revenue:
  Software licenses....................................     $    9,616   $     7,443

  Services.............................................         13,333         5,561
                                                           -----------   -----------
          Total revenue................................         22,949        13,004
Cost of revenue:
  Software licenses....................................            142           744
  Services (excluding compensation charge of $280 and
   $33 in the three months ended March 31, 2001 and
   2000, respectively).................................         15,698         4,974
                                                           -----------   -----------

          Total cost of revenue........................         15,840         5,718
                                                           -----------   -----------

Gross profit...........................................          7,109         7,286
Operating expenses:
  Sales and marketing (excluding compensation charge of
   $37 and $37 in the three months ended March 31, 2001
   and 2000, respectively).............................         13,902         9,636
  Research and development (excluding compensation
   charge of $446 and $265 in the three months ended
   March 31, 2001 and 2000, respectively)..............          4,945         2,702
  General and administrative (excluding compensation
   charge of $10 and $10 in the three months ended
   March 31, 2001 and 2000, respectively)..............          4,306         2,459
  Compensation charge for issuance of stock options....            773           345
  Amortization of goodwill.............................          4,731         1,016
                                                           -----------   -----------
          Total operating expenses.....................         28,657        16,158
                                                           -----------   -----------

Loss from operations...................................        (21,548)       (8,872)

Other income, net......................................          2,532         2,263
                                                           -----------   -----------

Net loss...............................................     $  (19,016)  $    (6,609)
                                                           ===========   ===========


Basic and diluted net loss per share ..................     $    (0.89)  $     (0.36)
                                                           ===========   ===========

Weighted-average common shares used in computing basic
and diluted net loss per share.........................         21,309        18,171
                                                           ===========   ===========






                 The accompanying notes are an integral part of these condensed consolidated financial statements.

                           SILVERSTREAM SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                   (Unaudited)

                                                                                                   Three Months Ended

                                                                                                        March 31,

                                                                                                  2001            2000
                                                                                              ------------    ------------

     Operating activities

     Net loss.............................................................................    $    (19,016)   $     (6,609)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization......................................................           5,804           1,425
       Provision for allowances on accounts receivable....................................             556             631
       Compensation charge for issuance of stock options..................................             773             345
       Changes in operating assets and liabilities:
         Accounts receivable..............................................................          (1,742)         (4,712)
         Other receivables................................................................            (813)           (328)
         Prepaid expenses.................................................................            (720)            370
         Other assets.....................................................................               9               -
         Accounts payable and accrued expenses............................................          (3,004)            448
         Deferred revenue.................................................................             199           1,497
                                                                                              ------------    ------------
     Net cash used in operating activities................................................         (17,954)         (6,933)
                                                                                              ------------    ------------

     Investing activities

     Purchase of businesses, net of cash acquired.........................................          (4,015)         (6,032)
     Purchase of furniture and equipment..................................................          (1,632)         (1,348)
     Sale (purchase) of available-for-sale securities.....................................          21,635         (20,252)
                                                                                              ------------    ------------
     Net cash provided by (used in) investing activities.................................           15,988         (27,632)
                                                                                              ------------    ------------

     Financing activities

     Net proceeds from issuance of common stock...........................................             980         192,531
     Payments on long-term debt...........................................................            (113)           (113)
                                                                                              ------------    ------------
     Net cash provided by financing activities............................................             867         192,418
                                                                                              ------------    ------------

     Effects of exchange rate on cash and cash equivalents................................             (56)            (69)

     Net (decrease) increase in cash and cash equivalents.................................          (1,155)        157,784

     Cash and cash equivalents at beginning of period.....................................          86,481          46,799
                                                                                              ------------    ------------
     Cash and cash equivalents at end of period...........................................    $     85,326    $    204,583
                                                                                              ============    ============





                   The  accompanying   notes  are  an  integral  part  of  these
condensed consolidated financial statements.

                           SILVERSTREAM SOFTWARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Business

    The condensed consolidated financial statements include the accounts of SilverStream Software, Inc. and its subsidiaries, all of which are wholly owned, located in North America, Europe and Asia. All intercompany accounts and transactions have been eliminated in consolidation. SilverStream Software, Inc. and its subsidiaries are collectively referred to as the "Company" or "SilverStream."

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

    SilverStream provides solutions for building, deploying and managing large-scale Internet, e-commerce, business-to-business, enterprise portal and intranet applications. The Company markets its software worldwide and has sales offices in the United States, Canada, United Kingdom, The Netherlands, Belgium, Germany, Norway, The Czech Republic, France, Luxembourg, Denmark, Sweden, Spain, Switzerland, Italy, Hong Kong, Singapore, Taiwan and Australia.

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

    The following table sets forth the computation of basic and diluted loss per share:


                                                       Three Months Ended March 31,

                                                           2001           2000
                                                       ------------    ------------
                                                               (Unaudited)


    Numerator:
      Net loss.......................                  $    (19,016)   $     (6,609)

    Denominator:
      Weighted average common
      shares outstanding.............                        21,375          22,506
      Weighted average common
      shares subject to repurchase...                           (66)         (4,335)
                                                       ------------    ------------


    Denominator for basic and
      diluted loss per share.........                        21,309          18,171
                                                       ============    ============


    Basic and diluted net
      loss per share.................                  $      (0.89)   $      (0.36)
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

   Comprehensive Loss

    Total comprehensive loss was $19,072,000 for the three months ended March 31, 2001, and $6,678,000 for the three months ended March 31, 2000. Accumulated other comprehensive loss consisted of adjustments for foreign currency translation losses in the amount of $56,000 for the three months ended March 31, 2001.

   Acquisitions

    During the three-month period ended March 31, 2001, the Company acquired three businesses complimentary to the Company's business strategy. The aggregate cost of these acquisitions was approximately $8.3 million. Additional consideration, which is contingent upon the operating performance of the acquired business, may amount to $2.1 million and will be recorded as additional purchase price when the contingency is met.

    These acquisitions have been accounted for using the purchase method and the results of operations have been included in the Company's consolidated statement of operations from the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been allocated to goodwill and is being amortized on a straight-line basis over five years.

   Recently Issued Accounting Pronouncements

    In the first quarter of 2001, the Company adopted SFAS No. 133, "Accounting for Derivatives and Hedging Activities" as amended by SFAS No. 137 and SFAS No. 138, which establishes accounting and reporting standards for derivative instruments, including derivative instruments imbedded in other contracts
(collectively referred to as derivatives), and for hedging activities. The adoption of SFAS No. 133 did not have a material impact on the Company's financial position or results of operations.

   Reclassifications

    Certain amounts from 2000 have been reclassified to conform to the 2001 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Form 10-Q contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "many," "estimates," "continues," "plans," "expects" or the negative thereof and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those indicated in such forward-looking statements as a result of certain factors including, but not limited to, those set forth under the heading "Certain Factors That May Affect Future Results."

Overview

    We provide software and services that enable organizations to more effectively do business using the Web. By providing solutions for building, deploying and managing Web-based applications, we allow companies to deliver applications that have the breadth, depth and richness customers and trading partners expect. Our solutions leverage the power of standards such as Java and XML to unify all relevant information and services for our customers, partners and employees while enabling businesses to leverage prior technology investments.

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

         SilverStream Application Server

           Supporting the complete set of J2EE 1.2 specifications, the SilverStream Application Server offers the tools and infrastructure for rapid application development and deployment on a manageable platform providing a scalable, reliable and secure platform. The
           SilverStream Application Server is certified with Sun(TM) Microsystems' Compliance Test Suite.

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

    We market and sell our products and services globally through our direct sales force and a network of independent software vendors, systems integrators and consulting partners. To date, we have licensed our products to more than 1,500 customers in a wide variety of industries, including insurance, communication, financial services, government, manufacturing, oil and gas, pharmaceutical, technology and transportation.

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

    Our cost of software licenses revenue includes royalties paid to third parties for technology included in our products, cost of manuals and product documentation, media used to deliver our products, shipping and fulfillment costs and costs associated with licenses revenues from independent software vendors. Our cost of services revenue includes salaries and related expenses for our consulting, education and technical support services organizations, costs of third parties contracted to provide consulting services to customers and an allocation of our facilities, communications and depreciation expenses.

    Our operating expenses are classified into five general categories: sales and marketing, research and development, general and administrative, compensation charge for issuance of stock options and goodwill amortization. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations, marketing materials, advertising campaigns and tradeshows. Research and development expenses consist primarily of personnel costs to support product development. General and administrative expenses consist primarily of salaries and other related costs for general management, operations and finance employees, legal and accounting services and facilities-related expenses. Compensation charge for the issuance of stock options represents the difference between the exercise price of options granted and the estimated fair market value of the underlying common stock on the date of the grant or the fair value of the award, depending on the facts and circumstances. Goodwill amortization relates to our acquisitions made to support our business strategy.

    Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and professional services departments, and to establish an administrative organization. As a result, we have incurred net losses in each fiscal quarter since inception and had an accumulated deficit of $91.5 million as of March 31, 2001. Our limited operating history makes it difficult for us to predict future operating results and, accordingly, there can be no assurance that we will sustain revenue growth or achieve profitability.

Results of Operations

    The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our condensed consolidated statements of operations.


                                                                    Three Months Ended

                                                                         March 31,

                                                                      2001     2000
                                                                     ------   ------

    Revenue:
      Software licenses.........................................       41.9%    57.2%
      Services..................................................       58.1     42.8
                                                                     ------   ------
              Total revenue.....................................      100.0    100.0
                                                                     ------   ------
    Cost of revenue:
      Software licenses.........................................        0.6      5.7
      Services (excluding compensation charge)..................       68.4     38.3
                                                                     ------   ------
              Total cost of revenue............................        69.0     44.0
                                                                     ------   ------
    Gross profit...............................................        31.0     56.0
    Operating expenses:
      Sales and marketing (excluding compensation charge).......       60.6     74.1
      Research and development (excluding compensation charge)..       21.5     20.8
      General and administrative (excluding compensation charge)       18.8     18.9
      Compensation charge for issuance of stock options.........        3.4      2.6
      Amortization of goodwill..................................       20.6      7.8
                                                                     ------   ------
              Total operating expenses..........................      124.9    124.2
                                                                     ------   ------
    Loss from operations........................................      (93.9)   (68.2)
    Other income, net...........................................       11.0     17.4
                                                                     ------   ------
    Net loss....................................................      (82.9)%  (50.8)%
                                                                     ======   ======



   Revenue

    Total revenue increased 76% to $22.9 million in the three months ended March 31, 2001 from $13.0 million in the three months ended March 31, 2000. This increase is attributable to an increase in our customer base, as well as the release of our ePortal and xCommerce products. Revenue from international sales increased to $9.2 million, or 40% of total revenue, in the three months ended March 31, 2001 from $5.1 million, or 39% of total revenue, in the three months ended March 31, 2000. The increases in international sales are primarily attributable to the same factors noted above.

    Software Licenses. Software licenses revenue increased 30% to $9.6 million in the three months ended March 31, 2001 from $7.4 million in the three months ended March 31, 2000. This growth is attributable to an increase in unit sales coupled with the higher selling prices of our newer ePortal and xCommerce products.

    Services. Services revenue increased 138% to $13.3 million in the three months ended March 31, 2001 from $5.6 million in the three months ended March 31, 2000. This increase is attributable to the continued expansion of our professional consulting organization (both internally and through our acquisition of Excelnet Systems Limited, Power 2000 and Bondi Software during
2000), the offering of a wider range of consulting services to customers, the introduction of our ePortal and xCommerce products, and an increase in the number of customers and support contracts.

   Cost of Revenue

    Software Licenses. Cost of software licenses revenue decreased 81% to $142,000 in the three months ended March 31, 2001 from $744,000 in the three months ended March 31, 2000. This decrease is attributable to the lower costs associated with our newer ePortal and xCommerce products, due to the fact that they contain fewer sublicensed components than our traditional Application Server product. In addition, the higher average sales price of our software products did not result in a proportionate increase in shipment or fulfillment costs. We expect software licenses costs to increase, in conjunction with license revenue, in the future due to additional customer licensing of our products, both domestically and internationally, as well as the licensing of additional third-party technology that we may choose to embed in our product offerings.

    Services. Cost of services revenue increased 214% to $15.7 million in the three months ended March 31, 2001 from $5.0 million in the three months ended March 31, 2000. This increase is due to additional education and technical support personnel and to the rapid expansion of our consulting services business, including an increase in the number of consultants, due in part to our acquisition of Power 2000, Excelnet Systems, and Bondi Software during 2000.
Services costs as a percentage of services revenue can be expected to vary significantly from period to period depending on the mix of services we provide, whether such services are provided by us or third-party contractors, and overall utilization rates. In the three months ended March 31, 2001, services costs were higher than services revenue. During the quarter, demand for consulting services changed so rapidly that it was difficult to balance consulting resources with demand across geographic regions. As a result, there were regions where demand was so great that consulting subcontractors were engaged to meet customer demand while other regions experienced unforeseen cancellations and delays due to concerns over economic conditions. In these regions, consulting utilization decreased dramatically. We have reduced the number of consultants and will continue to monitor productivity and headcount levels in the upcoming quarters.

   Operating Expenses

    Sales and Marketing. Sales and marketing expenses increased 45% to $13.9 million in the three months ended March 31, 2001 from $9.6 million in the three months ended March 31, 2000. This increase is attributable to additional sales employees in North America, as well as the expansion of our international sales operations. In response to the current economic climate, we have implemented cost controls, reduced the number of sales and marketing personnel and taken measures to improve efficiency and performance. As a result, we anticipate moderate growth in sales and marketing expenses in the foreseeable future and will continue to monitor productivity and headcount levels in the upcoming quarters.

    Research and Development. Research and development expenses increased 81% to $4.9 million in the three months ended March 31, 2001 from $2.7 million in the three months ended March 31, 2000. This increase is primarily attributable to additional research and development personnel (due in part to our acquisition of eObject Inc. in 2000 and Wapportal in 2001) to support our product development activities. We believe that continued investment in research and development is critical to attaining our strategic objectives, and, as a result, we expect research and development expenses to continue to increase in future periods.

    General and Administrative. General and administrative expenses increased 72% to $4.3 million in the three months ended March 31, 2001 from $2.5 million in the three months ended March 31, 2000. This increase is attributable to a growing number of administrative employees. We have implemented cost controls and measures to improve efficiency and performance and, as a result, we believe general and administrative expenses will remain at current levels in the foreseeable future

    Compensation Charge for Issuance of Stock Options. We incurred charges of $773,000 and $345,000 for the three months ended March 31, 2001 and March 31, 2000, respectively, related to the issuance of stock options with exercise prices below fair market value on the date of grant. Additional outstanding options relating to existing stock options granted at less than fair market value will continue to vest over the next three to five years resulting in an aggregate compensation expense of approximately $10.5 million in periods subsequent to March 31, 2001. This additional compensation expense will be amortized to operations ratably over the next five years.

    Amortization of Goodwill. We incurred charges of $4.7 million and $1.0 million for the three months ended March 31, 2001 and March 31, 2000, respectively, related to the amortization of goodwill. Goodwill of approximately $85.6 million in the aggregate will continue to be amortized to operations ratably over the next five years. The Financial Accounting Standards Board
(FASB) is contemplating a new approach to goodwill in its Exposure Draft, "Business Combinations and Intangible Assets", which may result in goodwill not being amortized, but reviewed for impairment. When the final statement is issued, we will adjust our policies accordingly.

   Other Income, net

    Other income, net increased 9% to $2.5 million in the three months ended March 31, 2001 from $2.3 million in the three months ended March 31, 2000. This increase is attributable to an increase in interest income due to higher average cash and cash equivalent balances in the comparable three months ended March 31, 2001 versus March 31, 2000.

Net Operating Losses and Tax Credit Carryforwards

    As of December 31, 2000, we had net operating losses and research and development credit carryforwards of approximately $49.9 million and $1.4 million, respectively. The net operating loss and research and development credit carryforwards will expire at various dates, beginning in 2012, if not used. Under the provisions of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss carryforwards that can be used annually in the future to offset taxable income. A valuation allowance has been established to fully reserve the potential benefits of these carryforwards in our financial statements to reflect the uncertainty of future taxable income required to use available tax loss carryforwards and other deferred tax assets.

Liquidity and Capital Resources

    Since inception, we have funded our operations primarily through the private sale of our equity securities, our initial public offering and our secondary public offering with proceeds aggregating approximately $286.9 million. As of March 31, 2001, we had $168.5 million in cash, cash equivalents and marketable securities, and $170.3 million in working capital.

    We have entered into various lease and financing arrangements, which provide for the acquisition of furniture and equipment. At March 31, 2001, we had approximately $1.0 million under these arrangements. Such borrowings are secured by substantially all of our tangible assets. In addition, in connection with our acquisition of Bondi Software, we assumed a $2 million line of credit, which was used to fund Bondi Software's working capital needs. The outstanding balance under this facility at March 31, 2001 was $1.1 million and is secured by substantially all of our tangible assets.

    Net cash used in operating activities increased to $18.0 million in the three months ended March 31, 2001 from $6.9 million in the three months ended March 31, 2000. The increase in net cash used in operating activities reflect increasing net losses off-set by non-cash charges, such as amortization of intangible assets, and changes in operating working capital.

    Net cash inflows from investing activities were $16.0 million in the three months ended March 31, 2001, as compared to net cash investing outflows of $27.6 million in the three months ended March 31, 2000. Investing activities reflect purchases of furniture and equipment in each period, as well as sales and purchases of short-term investments. Investing activities also reflect the acquisition of businesses.

    Net cash provided by financing activities decreased to $867,000 in the three months ended March 31, 2001 from $192.4 million in the three months ended March 31, 2000. Cash provided by financing activities in the three months ended March 31, 2001 includes proceeds from the issuance of common stock offset by payments on long-term debt. Cash provided by financing activities in the three months ended March 31, 2000 includes proceeds from the issuance of common stock, including the secondary public offering in January of 2000, offset by the payments on long-term debt.

    Capital expenditures increased to $1.6 million in the three months ended March 31, 2001 from $1.3 million in the three months ended March 31, 2000. Our capital expenditures consisted of purchases of computer hardware and software, office furniture and equipment and leasehold improvements. Purchases of computer equipment and leasehold improvements represent the largest component of our capital expenditures. Since inception, we have generally funded capital expenditures either with the use of working capital or equipment bank loans.

    We anticipate that operating expenses will constitute a material use of our cash resources in the foreseeable future. In addition, we may use cash to fund acquisitions of, or investments in, complementary businesses, technologies or product lines. We believe that the net proceeds from the sale of the common stock generated by our initial and secondary public offerings, together with funds generated from operations, will be sufficient to meet our working capital requirements for at least the next 12 months. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

    We do not believe that inflation has had a material impact on our operations.

Conversion to Euro

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

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133") as amended by SFAS No. 137 and No. 138, which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 as of January 1, 2001 did not have a material impact on the Company's financial condition or results of operations.

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

   We Have Incurred Substantial Losses, We Expect Continued Losses and Continued Losses Will Harm Our Business.

    We have never been profitable. Our failure to significantly increase our revenue would seriously harm our business and operating results. We have experienced operating losses in each quarterly and annual period since inception and we expect to incur significant losses in the future. We incurred net losses of $28.4 million for the year ended December 31, 2000, $22.3 million for the year ended December 31, 1999 and $12.9 million for the year ended December 31, 1998. As of March 31, 2001, we had an accumulated deficit of $91.5 million. We expect to increase our research and development, sales and marketing and general and administrative expenses in future periods. As a result, we will need to significantly increase our quarterly revenue to achieve and maintain profitability. If our revenue grows more slowly than we anticipate or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenue, our business will be materially and adversely affected.

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

   Our Business and Results of Operatios Will Suffer if Recent Product Introductions Are Not Successful.

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

   Our Business Will Suffer if We Do Not Successfully Introduce Enhancements to Our Current Product Offerings.

    Our future financial performance will depend significantly on revenue from future enhancements to our product offerings that we are currently developing. Any delays or difficulties in completing these enhancements would seriously harm our business and operating results. We have recently released version 3.7 of our Application Server, version 2.5 of our xCommerce and version 2.2 of our ePortal. Version 3.7 of our Application Server brings our server to full J2EE 1.2 compliance. In addition, this release contains new functionality including improvements to the programming environment as well as improved support for computing standards, such as Enterprise JavaBeans and Java2, and third-party development tools. Version 2.5 of our xCommerce provides access to content and transactions on HTML-based Web sites and supports deployment of Web Services to leading J2EE application servers. Version 2.2 of our ePortal includes a new workflow engine and enhanced content management capabilities.

    We cannot be certain that enhanced versions of the SilverStream Application Server, xCommerce and ePortal and other complementary products will meet customer performance needs or expectations when shipped or that new versions will be free of significant software defects or bugs.

   We  Have  a Limited  Operating  History  so Your Basis for  Evaluating  Us is
Limited.

    We began commercial shipments of our first software products in November 1997. There are significant risks, expenses and uncertainties that an early stage company like ours faces, particularly in the rapidly evolving Internet market. Because of our limited operating history, our past results and rates of growth may not be meaningful and should not be relied upon as an indication of our future performance.

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

   The Market for Our Products is Emerging and Our Business Will Suffer if It Does Not Develop as We Expect.

    The market for Web application server software is rapidly evolving and will likely have an increasing number of competitors. We cannot be certain that a viable market for our products will emerge or be sustainable. If the application server market develops more slowly than expected, our business and operating results would be seriously harmed.

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

   Our Lengthy Sales Cycle Makes it Difficult to Predict Our Quarterly Results.

    A customer's decision to purchase our products typically involves that customer's senior information technology managers, because the customer applications to be built and deployed using our products are generally critical to the customer's business. We generally need to educate potential customers on the use, benefits and performance features of the SilverStream Application Server, and xCommerce and ePortal products. Our long sales cycle makes it difficult to predict the quarter in which sales may occur. The sale of our products is also subject to delays from the lengthy budgeting, approval and competitive evaluation processes that typically accompany significant information technology purchasing decisions. For example, customers frequently begin by evaluating our products on a limited basis and devote time and resources to testing our products before they decide whether or not to purchase a license for deployment. Customers may also defer orders as a result of anticipated releases of new products or enhancements by us or our competitors.

   Failure to Retain Our Sales and Marketing Personnel Would Harm Our Business.

    In order to increase market awareness of our products, market the SilverStream Application Server, and xCommerce and ePortal products to a greater number of organizations and generate increased revenue, our sales and marketing operations need to retaian qualified personnel. If we are unable to retain qualified sales and marketing personnel, our business and operating results would be seriously harmed. Our products and services require a sophisticated sales effort targeted at senior information technology management of our prospective customers. New hires require extensive training and typically require at least six months to achieve full productivity. We have limited experience managing a large, expanding and geographically dispersed direct sales force. In addition, we have limited experience marketing our products broadly to a large number of potential customers.

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

   Failure to Attract and Retain Skilled Service Personnel Enhance Our Services Offerings.

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

    We will continue to provide consulting, education and technical support services that complement our products as our installed base of customers grows. Services cost as a percentage of services revenue can be expected to vary significantly from period to period depending on the mix of services we provide, whether such services are provided by us or third-party contractors, and overall utilization rates.

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

   Failure to Retain and Attract Key Personnel Would Harm Our Business.

    Our success depends largely on the skills, experience and performance of the members of our senior management and other key personnel, including our President and Chief Executive Officer, David Litwack. If we lose one or more of the members of our senior management or other key employees, our business and operating results could be seriously harmed. In addition, our future success will depend largely on our ability to continue attracting, training, motivating and retaining highly skilled personnel. None of our senior management or other key personnel is bound by an employment agreement. Like other software companies in the Boston, Massachusetts area, we face intense competition for qualified personnel including software engineering, service and support, and sales and marketing personnel.

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

   We May Not Achieve the Expected Benefits of Our Recent Acquisitions.

    During 2000, we acquired Power 2000, Inc., Excelnet Systems Limited and Bondi Software, Inc., providers of e-business services and solutions, and eObject, Inc., the developer of "enTellect", a java based framework for the access, control, personalization and metering of corporate resources. In the three months ended March 31, 2001, we acquired E-Party Software, a Spanish distributor of our software, Waptop, a Danish wireless technology company, and Beijing SilverSolutions, a Chinese distributor of our software. Our failure to successfully address the risks associated with these acquisitions could have a material adverse effect on our ability to develop and market products based on the acquired technologies. We have just recently developed enhanced features to our Application Server, and ePortal and xCommerce products and complementary products based on certain of the acquired technologies, and will continue to devote significant resources to product development, sales and marketing. The success of these acquisitions will depend on our ability to:

     o    successfully integrate and manage the acquired operations;

     o retain the software developers and other key employees of Power 2000, eObject, Excelnet Systems, Bondi Software, E-Party Software, Waptop and Beijing SilverSolutions;

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

     Complex software products like ours can contain errors or defects, particularly when first introduced or when new versions or enhancements are released. Defects or errors in current or future products, including the SilverStream Application Server Version 3.7, ePortal Version 2.2 and xCommerce Version 2.5 could result in lost revenue or a delay in market acceptance, which would seriously harm our business and operating results. We have in the past discovered software errors in our new releases and new products after their introduction and expect that this will continue. Despite internal testing and testing by current and potential customers, our current and future products may contain serious defects.

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

    Our Business May Suffer if We Cannot Protect Our Intellectual Property.

     We have two patents issued and four pending U.S. patent applications but none may be issued from our existing patent applications. We rely on a combination of contractual provisions, confidentiality procedures, and patent, trademark, trade secret and copyright laws to protect the proprietary aspects of our technology. These legal protections afford only limited protection and competitors may gain access to our intellectual property which may result in the loss of our customers. In addition, despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use our proprietary information. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Any litigation could result in substantial costs and diversion of resources with no assurance of success and could seriously harm our business and operating results. In addition, we sell our products internationally, and the laws of many countries do not protect our proprietary rights as well as the laws of the United States. Our future patents, if any, may be successfully challenged or may not provide us with any competitive advantages.

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

    Internationally, SilverStream invoices customers primarily in local currency. We are exposed to foreign exchange rate fluctuations from when customers are invoiced in local currency until collection occurs. We do not currently enter into foreign currency hedge transactions. Through March 31, 2001, foreign currency fluctuations have not had a material impact on our financial position or results of operations.

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

PART II. Other Information

Item 2.  Changes in Securities and Use of Proceeds

         (c) Sales of Unregistered Securities

         On March 1, 2001, we acquired the wireless technology division of Waptop Holding, a Danish company. The purchase price for the division was $10 million, of which $1 million was paid in cash at the closing, $5 million was paid by issuing 341,507 shares of our common stock at the closing and $2 million was paid in cash on April 2, 2001. An additional $1 million may be paid on March 1, 2002 if Waptop achieves certain goals and an additional $1 million may be paid on March 1, 2003 if Waptop achieves certain goals. The shares of our common stock were issued to Waptop in a private placement in reliance upon the exemption from registration contained in Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. The conditions specified in Rule 506 were satisfied. Among other things, there was no general solicitation or general advertising in the offering and Waptop represented to us that it and its stockholders were "accredited investors" under Regulation D. No underwriters were involved in connection with the issuance and sale of these shares.

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

         The net proceeds  generated  from  the  initial  and  secondary  public offerings have been used primarily to fund our working capital, capital expenditures and general corporate needs. In addition, we used $9.1 million as payments related to the acquisition of ObjectEra, and we made a loan of $2.0 million to one of our corporate collaborators pursuant to a convertible promissory note, which was converted to an equity investment on May 31, 2000. As part of the consideration for the purchase of eObject, we made a payment of $1.0 million. In connection with the purchase of Power 2000, we made a payment of $5.3 million, as well as a payment of $665,000 to pay off Power 2000's line of credit, a liability we assumed as part of the purchase price. As part of the consideration for the purchase of Excelnet Systems, we made a payment of $3.5 million. We also made payments of $500,000 during December 2000 and $5.4 million during January 2001 for the purchase of Bondi Software. During the three months ended March 31, 2001 we made payments of $930,000, $1 million and $150,000 as part of the consideration for the purchase of E-Party Software, S.L., Wapportal, and Beijing SilverSolutions Software Corporation, respectively. Our capital expenditures included $3.9 million related to the relocation of the Company's corporate headquarters from Burlington, Massachusetts to Billerica, Massachusetts. Specifically, we incurred approximately $1.4 million on furniture, fixtures and office equipment, $760,000 on computer equipment and $1.7 million on leasehold improvements in connection with the relocation.

         Remaining proceeds from the secondary public offering are currently invested in U.S. Government and Federal Agency obligations, tax-exempt municipal obligations and corporate obligations with contractual maturities of ten years or less.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

          10(1) Separation Agreement dated March 23, 2001 between the Company and John Pearce.

          10(2) Consulting Services Agreement dated as of April 1, 2001 between the Company and John Pearce.

          10(3) Separation Agreement dated August 28, 2001 between the Company and Peter Brumme.

----------

(b)      Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 11, 2001                         SILVERSTREAM SOFTWARE, INC.

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