Form 10-Q
period 2001-06-30
SILVERSTREAM SOFTWARE INC
filed 2001-08-13
CIK 1042282

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q
                                 ---------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

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

      As of July 24, 2001 there were 21,879,585 shares of the registrant's common stock outstanding.




================================================================================

                           SILVERSTREAM SOFTWARE, INC.

                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


                                TABLE OF CONTENTS

                                                                                  Page
                                                                                   ----
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements                                              3-8

                 Condensed Consolidated Balance Sheets as of June 30, 2001
                 (Unaudited) and December 31, 2000                                   3

                 Unaudited Condensed Consolidated Statements of Operations
                 for the Three and Six Months Ended June 30, 2001 and 2000           4

                 Unaudited Condensed Consolidated Statements of Cash Flows
                 for the Six Months Ended  June 30, 2001 and 2000                    5

                 Notes to Condensed Consolidated Financial Statements              6-8

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                              8-19

         Item 3. Quantitative and Qualitative Disclosures about Market Risk         19

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                                  20

         Item 2. Changes in Securities and Use of Proceeds                          20

         Item 4. Submission of Matters to Vote of Security Holders                  21

         Item 6. Exhibits and Reports on Form 8-K                                   21

                 Signatures                                                         22

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                           SILVERSTREAM SOFTWARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                  JUNE 30,            DECEMBER 31,
                                                                   2001                   2000
                                                                 ---------             ---------
                                                                (Unaudited)            (Audited)
                               ASSETS

Current assets:
  Cash and cash equivalents                                      $  41,601             $  86,481
  Marketable securities                                            109,122               104,848
  Accounts receivable; net of allowances of $1,611 at
    June 30, 2001 and $1,055 at December 31, 2000                   24,517                25,653
  Prepaid expenses                                                   2,720                 2,945
  Other receivables                                                  2,447                 1,615
                                                                 ---------             ---------
         Total current assets                                      180,407               221,542

Furniture, equipment and leasehold improvements, net                11,552                11,235
Other assets                                                           470                 2,081
Intangible assets, net                                              81,201                78,880
                                                                 ---------             ---------

         Total assets                                            $ 273,630             $ 313,738
                                                                 =========             =========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                               $   5,872             $   3,865
  Accrued expenses                                                  13,058                16,168
  Deferred revenue                                                   9,419                11,338
  Current portion of long-term debt and obligations under
    capital leases                                                     333                 1,868
                                                                 ---------             ---------
         Total current liabilities                                  28,682                33,239

Long-term debt and obligations under capital leases,
    less current portion                                              --                     358

Stockholders' equity:
  Common stock                                                          23                    21
  Additional paid-in capital                                       372,126               364,068
  Deferred compensation                                             (9,746)              (11,293)
  Accumulated deficit                                             (116,908)              (72,527)
  Accumulated other comprehensive loss                                (516)                  (97)
  Notes receivable from stockholders                                   (31)                  (31)
                                                                 ---------             ---------
         Total stockholders' equity                                244,948               280,141
                                                                 ---------             ---------

         Total liabilities and stockholders' equity              $ 273,630             $ 313,738
                                                                 =========             =========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           SILVERSTREAM SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                        JUNE 30,                         JUNE 30,
                                                               -------------------------         -------------------------
                                                                 2001             2000             2001             2000
                                                               --------         --------         --------         --------
Revenue:
  Software licenses                                            $  8,967         $  9,008         $ 18,582         $ 16,450
  Services                                                       11,677            9,021           25,011           14,582
                                                               --------         --------         --------         --------
          Total revenue                                          20,644           18,029           43,593           31,032

Cost of revenue:
  Software licenses                                                 157              812              299            1,555
  Services (excluding compensation charge of $561 and
     $129 in the six months ended June 30, 2001 and 2000,
     respectively)                                               12,260            8,678           27,958           13,627
                                                               --------         --------         --------         --------

          Total cost of revenue                                  12,417            9,490           28,257           15,182
                                                               --------         --------         --------         --------

Gross profit                                                      8,227            8,539           15,336           15,850
Operating expenses:
  Sales and marketing (excluding compensation charge
     of $74 and $74 in the six months ended June 30, 2001
     and 2000, respectively)                                     11,383            9,786           25,285           19,415
  Research and development (excluding compensation
     charge of $891 and $540 in the six months ended
     June 30, 2001 and 2000, respectively)                        5,063            3,496           10,007            6,198
  General and administrative (excluding compensation
     charge of $20 and $20 in the six months ended June 30,
     2001 and 2000, respectively)                                 3,672            2,611            7,979            5,103
  Compensation charge for issuance of stock options                 773              419            1,546              763
  Amortization of goodwill                                        5,189            3,084            9,920            4,100
  Other special charges                                           9,262             --              9,262             --
                                                               --------         --------         --------         --------
          Total operating expenses                               35,342           19,396           63,999           35,579
                                                               --------         --------         --------         --------

Loss from operations                                            (27,115)         (10,857)         (48,663)         (19,729)

Other income, net                                                 1,751            3,375            4,282            5,638
                                                               --------         --------         --------         --------

Net loss                                                       $(25,364)        $ (7,482)        $(44,381)        $(14,091)
                                                               ========         ========         ========         ========


Basic and diluted net loss per share                           $  (1.16)        $  (0.38)        $  (2.06)        $  (0.74)
                                                               ========         ========         ========         ========

Weighted-average common shares used in computing basic
and diluted net loss per share                                   21,809           19,690           21,560           18,943
                                                               ========         ========         ========         ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           SILVERSTREAM SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                                SIX MONTHS ENDED
                                                                     JUNE 30,
                                                               2001              2000
                                                             --------         ---------
OPERATING ACTIVITIES
Net loss                                                     $(44,381)        $ (14,091)
Adjustments to reconcile net loss to net cash used in
operating activities:
  Depreciation and amortization                                12,212             5,129
  Provision for allowances on accounts receivable                 556               373
  Compensation charge for issuance of stock options             1,546               763
  Non-cash other special charges                                3,326              --
  Changes in operating assets and liabilities:
    Accounts receivable                                           227           (11,258)
    Other receivables                                            (824)            2,304
    Prepaid expenses                                             (257)             (985)
    Other assets                                                 (470)             (328)
    Accounts payable and accrued expenses                      (1,670)            3,432
    Deferred revenue                                           (2,103)            4,927
                                                             --------         ---------
Net cash used in operating activities                         (31,838)           (9,734)
                                                             --------         ---------

INVESTING ACTIVITIES
Purchase of businesses, net of cash acquired                   (4,460)           (9,149)
Purchase of furniture and equipment                            (3,089)           (5,031)
Purchase of available-for-sale securities                      (4,274)         (139,653)
                                                             --------         ---------
Net cash used in investing activities                         (11,823)         (153,833)
                                                             --------         ---------

FINANCING ACTIVITIES
Net proceeds from issuance of common stock                      1,093           192,703
Payments on long-term debt                                     (1,893)             (847)
                                                             --------         ---------
Net cash (used in) provided by financing activities              (800)          191,856
                                                             --------         ---------

Effects of exchange rate on cash and cash equivalents            (419)             (133)

Net (decrease) increase in cash and cash equivalents          (44,880)           28,156

Cash and cash equivalents at beginning of period               86,481            46,799
                                                             --------         ---------
Cash and cash equivalents at end of period                   $ 41,601         $  74,955
                                                             ========         =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           SILVERSTREAM SOFTWARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF BUSINESS

      The unaudited condensed consolidated financial statements include the accounts of SilverStream Software, Inc. and its subsidiaries, all of which are wholly owned, located in North America, Europe, Asia and Australia. All intercompany accounts and transactions have been eliminated in consolidation. SilverStream Software, Inc. and its subsidiaries are collectively referred to as the "Company" or "SilverStream."

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and accordingly, they do not include all financial information and disclosures required for complete financial statements pursuant to accounting principles generally accepted in the United States. In the opinion of management, these financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods reported and of the financial condition of the Company as of the date of the interim balance sheet. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

      SilverStream provides solutions for building, deploying and managing large-scale Internet, e-commerce, business-to-business, enterprise portal and intranet applications. The Company markets its software worldwide and has sales offices in the United States, Canada, United Kingdom, The Netherlands, Belgium, Germany, Norway, The Czech Republic, France, Luxembourg, Denmark, Sweden, Spain, Switzerland, Italy, China, Hong Kong, Singapore, Taiwan and Australia.

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

      The following table sets forth the computation of basic and diluted loss per share:



                                        THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                         -------------------------        -------------------------
                                           2001             2000             2001             2000
                                         --------         --------         --------         --------
Numerator:

    Net Loss                             $(25,364)        $ (7,482)        $(44,381)        $(14,091)
                                         ========         ========         ========         ========
Denominator:
  Weighted average common
    shares outstanding                     21,855           20,263           21,616           19,644
  Weighted average common
    shares subject to repurchase              (46)            (573)             (56)            (701)
                                         --------         --------         --------         --------
Denominator for basic and
  diluted loss per share                   21,809           19,690           21,560           18,943
                                         ========         ========         ========         ========
  Basic and diluted net
    loss per share                       $  (1.16)        $  (0.38)        $  (2.06)        $  (0.74)
                                         ========         ========         ========         ========


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

      COMPREHENSIVE LOSS

      Total comprehensive loss was $25.7 million and $44.8 million for the three and six months ended June 30, 2001, respectively, compared with $7.6 million and $14.2 million for the three and six months ended June 30, 2000, respectively. Accumulated other comprehensive loss consisted of adjustments for foreign currency translation losses in the amount of $363,000 and $419,000 for the three and six months ended June 30, 2001, respectively, compared with $65,000 and $134,000 for the three and six months ended June 30, 2000.

      ACQUISITIONS

      During the six-month period ended June 30, 2001, the Company acquired three businesses complementary to the Company's business strategy. The aggregate cost of these acquisitions was approximately $8.8 million. Additional consideration, which is contingent upon the operating performance of the acquired business, may amount to $2.1 million and will be recorded as additional purchase price when the contingency is met.

      These acquisitions have been accounted for using the purchase method and the results of operations have been included in the Company's consolidated statement of operations from the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been allocated to goodwill and is being amortized on a straight-line basis over five years.

      OTHER SPECIAL CHARGES

      During the second quarter of 2001, the Company recorded other special charges of $9.3 million. Of these charges, approximately $7.2 million related to the restructuring of the Company's operations; specifically, $1.5 million related to a workforce reduction of approximately 130 employees (primarily consultants), $4.5 million related to office closures and certain other expenditures, and $1.2 million related to the write-down of assets which became impaired as a result of the restructuring. In addition, the Company wrote-down a $2.1 million equity investment which the Company considered to be permanently impaired. A summary of other special charges is as follows:


                                                 OFFICE
                              TERMINATION      CLOSURES AND      ASSET
                                BENEFITS         OTHER         WRITE-DOWNS       TOTAL
                                --------         -----         -----------       -----
2nd Quarter 2001 Charges        $ 1,487         $4,467          $ 3,325         $ 9,279
Cash Expenditures                (1,132)          --               --            (1,132)

Non Cash Charges                   --             --             (3,325)         (3,325)
                                -------         ------          -------         -------

Balance June 30, 2001           $   355         $4,467          $  --           $ 4,822
                                -------         ------          -------         -------


      The Company continues to review the carrying value of its other long-lived assets and any impairment determined as a result of this review will result in a charge for that period.

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

      In July, 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations, and further clarifies the criteria to recognize intangible assets separately from goodwill. SFAS No. 142 eliminates the amortization of goodwill and indefinite lived intangible assets and requires periodic review for impairment. The Company is currently in the process of evaluating the impact SFAS No. 142 will have on its financial position and results of operations.

      LEGAL MATTERS

      Between June 22, 2001 and July 13, 2001, several purported class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company and several of its officers and directors as well as against the underwriters who handled the Company's August 16, 1999 initial public offering of common stock and its January 25, 2000 secondary offering.

The complaints were filed allegedly on behalf of persons who purchased the Company's common stock from August 16, 1999 through and including May 23, 2000. The complaints are similar, and allege violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, primarily based on the assertion that there was undisclosed compensation received by the underwriters in connection with the initial and the secondary public offerings. The plaintiffs seek damages and statutory compensation in an amount to be determined at trial plus pre-judgment interest on any such amounts as may be awarded.

            Although neither the Company nor the individual defendants has filed answers in any of these matters, the Company believes that it and the individual defendants have meritorious defenses to the claims made in the complaints and intends to contest the lawsuits vigorously.

      RECLASSIFICATIONS

      Certain amounts from 2000 have been reclassified to conform to the 2001 presentation.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believe," "anticipate," "may," "estimate," "continue," "plan," "expect" or the negative thereof and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those indicated in such forward-looking statements as a result of certain factors including, but not limited to, those set forth under the heading "Certain Factors That May Affect Future Results."

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

         SILVERSTREAM xCOMMERCE(TM)

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

      We market and sell our products and services globally through our direct sales force and a network of independent software vendors, systems integrators and consulting partners. To date, we have licensed our products to more than 1,700 customers in a wide variety of industries, including insurance, communications, financial services, government, manufacturing, oil and gas, pharmaceutical, technology and transportation.

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

      Our cost of software licenses revenue includes royalties paid to third parties for technology included in our products, cost of manuals and product documentation, media used to deliver our products and shipping and fulfillment costs. Our cost of services revenue includes salaries and related expenses for our consulting, education and technical support services organizations, costs of third parties contracted to provide consulting services to customers and an allocation of our facilities, communications and depreciation expenses.

      Our operating expenses are classified into six general categories: sales and marketing, research and development, general and administrative, compensation charge for issuance of stock options, goodwill amortization and other special charges. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations, marketing materials, advertising campaigns and tradeshows. Research and development expenses consist primarily of personnel costs to support product development. General and administrative expenses consist primarily of salaries and other related costs for general management, operations and finance employees, legal and accounting services and facilities-related expenses. Compensation charge for the issuance of stock options represents the difference between the exercise price of options granted and the estimated fair market value of the underlying common stock on the date of the grant or the fair value of the award, depending on the facts and circumstances. Goodwill amortization relates to our acquisitions made to support our business strategy. Other special charges relate to the restructuring of our operations and the write-down of an impaired investment.

      Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and professional services departments, and to establish an administrative organization. As a result, we have incurred net losses in each fiscal quarter since inception and had an accumulated deficit of $116.9 million as of June 30, 2001. Our limited operating history makes it difficult for us to predict future operating results and, accordingly, there can be no assurance that we will sustain revenue growth or achieve profitability.

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our condensed consolidated statements of operations.

                                                                     THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                           JUNE 30,                       JUNE 30,
                                                                           --------                       --------
                                                                     2001            2000            2001            2000
                                                                    ------          ------          ------          ------
Revenue:
  Software licenses ........................................          43.4%           50.0%           42.6%           53.0%
  Services .................................................          56.6            50.0            57.4            47.0
                                                                    ------          ------          ------          ------
          Total revenue ....................................         100.0           100.0           100.0           100.0
                                                                    ------          ------          ------          ------
Cost of revenue:
  Software licenses ........................................           0.8             4.5             0.7             5.0
  Services (excluding compensation charge) .................          59.4            49.0            64.1            45.0
                                                                    ------          ------          ------          ------
          Total cost of revenue ............................          60.2            53.5            64.8            50.0
                                                                    ------          ------          ------          ------
Gross profit ...............................................          39.8            46.5            35.2            50.0
Operating expenses:
  Sales and marketing (excluding compensation charge) ......          55.1            56.1            58.0            64.4
  Research and development (excluding compensation charge) .          24.5            19.4            23.0            20.0
  General and administrative (excluding compensation charge)          17.8            11.8            18.3            13.6
  Compensation charge for issuance of stock options ........           3.7             2.3             3.5             2.5
  Amortization of goodwill .................................          25.1            17.1            22.8            13.2
  Other special charges ....................................          44.9            --              21.2            --
                                                                    ------          ------          ------          ------

          Total operating expenses .........................         171.1           106.7           146.8           113.7
                                                                    ------          ------          ------          ------
Loss from operations .......................................        (131.3)          (60.2)         (111.6)          (63.7)
Other income, net ..........................................           8.5            18.7             9.8            18.1
                                                                    ------          ------          ------          ------
Net loss ...................................................        (122.8)%         (41.5)%        (101.8)%         (45.6)%
                                                                    ======          ======          ======          ======


      REVENUE

      Total revenue increased 14.4% to $20.6 million in the three months ended June 30, 2001 from $18.0 million in the three months ended June 30, 2000. Total revenue increased 40.6% to $43.6 million in the six months ended June 30, 2001 from $31.0 million in the six months ended June 30, 2000. These increases are attributable to an increase in our customer base, the offering of a wider range of consulting services to customers and the release of our ePortal and xCommerce products. Revenue from international sales increased to $6.9 million, or 33% of total revenue, in the three months ended June 30, 2001 from $5.9 million, or 33% of total revenue, in the three months ended June 30, 2000. Revenue from international sales increased to $16.2 million, or 37% of total revenue, in the six months ended June 30, 2001 from $11.0 million, or 35% of total revenue, in the six months ended June 30, 2000. The increases in international sales are primarily attributable to the same factors noted above.

      Software Licenses. Software license revenue was $9.0 million for the three months ended June 30, 2001 and June 30, 2000. Software license revenue increased 12.7% to $18.6 million in the six months ended June 30, 2001 from $16.5 million in the six months ended June 30, 2000. This growth is attributable to an increase in unit sales coupled with the higher selling prices of our newer ePortal and xCommerce products.

      Services. Service revenue increased 30.0% to $11.7 million in the three months ended June 30, 2001 from $9.0 million in the three months ended June 30, 2000. Service revenue increased 71.2% to $25.0 million in the six months ended June 30, 2001 from $14.6 million in the six months ended June 30, 2000. These increases are attributable to the expansion of our professional consulting organization (both internally and through our acquisition of Excelnet Systems Limited, Power 2000 and Bondi Software during 2000), the offering of a wider range of consulting services to customers, the introduction of our ePortal and xCommerce products, and an increase in the number of customers and support contracts.

      COST OF REVENUE

      Software Licenses. Cost of software license revenue decreased 80.7% to $157,000 in the three months ended June 30, 2001 from $812,000 in the three months ended June 30, 2000. Cost of software license revenue decreased 81.3% to $299,000 in the six months ended June 30, 2001 from $1.6 million in the six months ended June 30, 2000. These decreases are attributable to the lower costs associated with our newer ePortal and xCommerce products, due to the fact that they contain fewer sublicensed components than our traditional Application Server product. We expect software license costs to increase, in conjunction with license revenue, in the future due to additional customer licensing of our products, both domestically and internationally, as well as the licensing of additional third-party technology that we may choose to embed in our product offerings.

      Services. Cost of service revenue increased 41.4% to $12.3 million in the three months ended June 30, 2001 from $8.7 million in the three months ended June 30, 2000. Cost of service revenue increased 105.9% to $28.0 million in the six months ended June 30, 2001 from $13.6 million in the six months ended June 30, 2000. These increases are due to additional education and technical support personnel and to the expansion of our consulting services business, due in part to our acquisition of Power 2000, Excelnet Systems, and Bondi Software during 2000. Service costs as a percentage of service revenue can be expected to vary significantly from period to period depending on the mix of services we provide, whether such services are provided by us or third-party contractors, and overall utilization rates. In the three and six months ended June 30, 2001, service costs were higher than service revenue. During these periods, demand for consulting services changed so rapidly that it was difficult to balance consulting resources with demand across geographic regions. As a result, there were regions where demand was so great that consulting subcontractors were engaged to meet customer demand while other regions experienced unforeseen cancellations and delays due to concerns over economic conditions. In these regions, consulting utilization decreased dramatically. In order to lower the cost of services, during the second quarter of 2001, we reduced the number of consultants. We will continue to monitor productivity and headcount levels in the upcoming quarters and may incur additional costs to further align our cost structure with our current revenue base.

      OPERATING EXPENSES

      Sales and Marketing. Sales and marketing expenses increased 16.3% to $11.4 million in the three months ended June 30, 2001 from $9.8 million in the three months ended June 30, 2000. Sales and marketing expenses increased 30.4% to $25.3 million in the six months ended June 30, 2001 from $19.4 million in the six months ended June 30, 2000. These increases are attributable to additional sales employees in North America, as well as the expansion of our international sales operations. In order to bring costs in closer alignment with revenue, during the second quarter of 2001, we restructured our operations, including our sales and marketing organizations, which resulted in a reduction in the number of sales and marketing personnel. In addition, we implemented cost controls and took measures to improve efficiency and performance. As a result, we anticipate that sales and marketing expenses will be lower in the foreseeable future and we will continue to monitor productivity and headcount levels in the upcoming quarters.

      Research and Development. Research and development expenses increased 45.7% to $5.1 million in the three months ended June 30, 2001 from $3.5 million in the three months ended June 30, 2000. Research and development expenses increased 61.3% to $10.0 million in the six months ended June 30, 2001 from $6.2 million in the six months ended June 30, 2000. These increases are primarily attributable to additional research and development personnel to support our product development activities. We believe that continued investment in research and development is critical to attaining our strategic objectives, and, as a result, we expect research and development expenses to continue to increase in future periods.

      General and Administrative. General and administrative expenses increased 40.6% to $3.7 million in the three months ended June 30, 2001 from $2.6 million in the three months ended June 30, 2000. General and administrative expenses increased 56.9% to $8.0 million in the six months ended June 30, 2001 from $5.1 million in the six months ended June 30, 2000. These increases are attributable to a growing number of administrative employees. We have implemented cost controls and measures to improve efficiency and performance and, as a result, we believe general and administrative expenses will remain at current levels in the foreseeable future.

      Compensation Charge for Issuance of Stock Options. We incurred charges of $773,000 and $1.5 million for the three and six months ended June 30, 2001, respectively, related to the issuance of stock options with exercise prices below fair market value on the date of grant. We incurred a charge of $419,000 and $763,000 in the comparable three and six month periods ended June 30, 2000, respectively. Additional outstanding options relating to existing stock options granted at less than fair market value will continue to vest over the next three to five years resulting in an aggregate compensation expense of approximately $9.8 million in periods subsequent to June 30, 2001. This additional compensation expense will be amortized to operations ratably over the next five years.

      Amortization of Goodwill. We incurred charges of $5.2 million and $9.9 million for the three and six months ended June 30, 2001, respectively, related to the amortization of goodwill. We incurred a charge of $3.1 million and $4.1 million in the comparable three and six month periods ended June 30, 2000, respectively. Goodwill of approximately $81.2 million in the aggregate will continue to be amortized to operations ratably based on a five year life and we will continue to review goodwill for impairment.

      Other Special Charges. During April 2001, we implemented an overall cost reduction plan due to weakened business conditions experienced during the first half of 2001. This plan included worldwide staff reductions and the consolidation and/or closing of certain non-profitable offices. As a result, during the second quarter of 2001, we recorded other special charges of $9.3 million. Of these charges, approximately $7.2 million related to the restructuring of our operations; specifically, $1.5 million related to a workforce reduction of approximately 130 employees, primarily consultants, $4.5 million related to office closures and certain other expenditures, and $1.2 million related to the write-down of assets which became impaired as a result of the restructuring. In addition to these restructuring activities, we wrote-down a $2.1 million equity investment, which we considered to be permanently impaired. We will continue to evaluate whether any of our long-lived assets have been permanently impaired in view of specific events, changes in operating results and changes in market conditions, and record such impairment when it becomes evident.

      OTHER INCOME, NET

Other income, net decreased 47.1% to $1.8 million in the three months ended June 30, 2001 from $3.4 million in the three months ended June 30, 2000. Other income, net decreased 23.2% to $4.3 million in the six months ended June 30, 2001 from $5.6 million in the six months ended June 30, 2000. These decreases are attributable to a decrease in interest income due to lower interest rates coupled with lower average cash and cash equivalent balances in the comparable three and six months ended June 30, 2001 versus June 30, 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

      Since inception, we have funded our operations primarily through the private sale of our equity securities, our initial public offering and our secondary public offering with proceeds aggregating approximately $286.9 million. As of June 30, 2001, we had $150.7 million in cash, cash equivalents and marketable securities, and $151.7 million in working capital.

      We have entered into various lease and financing arrangements which provide for the acquisition of furniture and equipment. At June 30, 2001, we had approximately $333,000 under these arrangements. Such borrowings are secured by substantially all of our tangible assets.

      Net cash used in operating activities increased to $31.9 million in the six months ended June 30, 2001 from $9.7 million in the six months ended June 30, 2000. The increase in net cash used in operating activities reflects increasing net losses off-set by non-cash charges, such as amortization of intangible assets, and changes in operating working capital.

      Net cash used in investing activities was $11.8 million in the six months ended June 30, 2001, as compared to $153.8 million in the six months ended June 30, 2000. Investing activities reflect purchases of furniture and equipment in each period, as well as purchases of short-term investments. Investing activities also reflect the acquisition of businesses.

      Net cash outflows from financing activities were $800,000 in the six months ended June 30, 2001, as compared to net cash inflows of $191.9 million in the six months ended June 30, 2000. Cash used in financing activities in the six months ended June 30, 2001 includes payments on long-term debt offset by proceeds from the issuance of common stock. Cash provided by financing activities in the six months ended June 30, 2000 includes proceeds from the issuance of common stock, including the secondary public offering in January of 2000, offset by the payments on long-term debt.

      Capital expenditures decreased to $3.1 million in the six months ended June 30, 2001 from $5.0 million in the six months ended June 30, 2000. Our capital expenditures consisted of purchases of computer hardware and software, office furniture and equipment and leasehold improvements. Purchases of computer equipment and leasehold improvements represent the largest component of our capital expenditures. Since inception, we have generally funded capital expenditures either with the use of working capital or equipment bank loans.

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

      WE HAVE INCURRED SUBSTANTIAL LOSSES, WE EXPECT CONTINUED LOSSES AND CONTINUED LOSSES WILL HARM OUR BUSINESS.

      We have never been profitable. Our failure to significantly increase our revenue would seriously harm our business and operating results. We have experienced operating losses in each quarterly and annual period since inception and we expect to incur significant losses in the future. We incurred net losses of $28.4 million for the year ended December 31, 2000, $22.3 million for the year ended December 31, 1999 and $12.9 million for the year ended December 31, 1998. As of June 30, 2001, we had an accumulated deficit of $116.9 million. We will need to significantly increase our quarterly revenue to achieve and maintain profitability. If our revenue grows more slowly than we anticipate or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenue, our business will be materially and adversely affected.

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

      OUR BUSINESS AND RESULTS OF OPERATIONS WILL SUFFER IF PRODUCT INTRODUCTIONS ARE NOT SUCCESSFUL.

      We introduced two products to the marketplace in July 2000. They are SilverStream ePortal, a suite of eCRM (Electronic Customer Relationship Management) software for building e-business solutions, and xCommerce, a family of B2B integration server products that utilize XML (extensible markup language). It is difficult to predict whether these products will be successful as the markets for them are at early stages of development. We cannot be certain that SilverStream xCommerce and ePortal will meet customer performance needs or expectations or that they will be free of significant bugs or defects. We also cannot be sure that our third-party distribution partners will actively market SilverStream xCommerce and ePortal, and it will be difficult to track their efforts. Our failure to achieve broad market acceptance of these products would seriously harm our business and operating results.

      OUR BUSINESS WILL SUFFER IF WE DO NOT SUCCESSFULLY INTRODUCE ENHANCEMENTS TO OUR CURRENT PRODUCT OFFERINGS.

      Our future financial performance will depend significantly on revenue from future enhancements to our product offerings that we are currently developing. Any delays or difficulties in completing these enhancements would seriously harm our business and operating results. We have recently released version 3.7 of our Application Server, version 2.5 of our xCommerce and version 2.3 of our ePortal. Version 3.7 of our Application Server brings our server to full J2EE 1.2 compliance. In addition, this release contains new functionality including improvements to the programming environment as well as improved support for computing standards, such as Enterprise JavaBeans and Java2, and third-party development tools. Version 2.5 of our xCommerce provides access to content and transactions on HTML-based Web sites and supports deployment of Web Services to leading J2EE application servers. Version 2.3 of our ePortal includes a new workflow engine and enhanced content management capabilities.

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

      THE MARKET FOR OUR PRODUCTS IS EMERGING AND OUR BUSINESS WILL SUFFER IF IT DOES NOT DEVELOP AS WE EXPECT.

      The market for our software products is rapidly evolving and will likely have an increasing number of competitors. We cannot be certain that a viable market for our products will emerge or be sustainable. If the market for our products develops more slowly than expected, our business and operating results would be seriously harmed.

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

      FAILURE TO RETAIN OUR SALES AND MARKETING PERSONNEL WOULD HARM OUR
BUSINESS.

      In order to increase market awareness of our products, market the SilverStream Application Server, and xCommerce and ePortal products to a greater number of organizations and generate increased revenue, our sales and marketing operations need to retain qualified personnel. If we are unable to retain qualified sales and marketing personnel, our business and operating results would be seriously harmed. Our products and services require a sophisticated sales effort targeted at senior information technology management of our prospective customers. New hires require extensive training and typically require at least six months to achieve full productivity. We have limited experience managing a large, expanding and geographically dispersed direct sales force. In addition, we have limited experience marketing our products broadly to a large number of potential customers.

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

      FAILURE TO ATTRACT AND RETAIN SKILLED SERVICE PERSONNEL AND ENHANCE OUR SERVICES OFFERINGS WOULD HARM OUR BUSINESS.

      We believe that growth in our product sales depends on our ability to provide our customers with comprehensive services, including application engineering, implementation, training and support, and to educate third-party resellers, systems integrators and consultants on how to provide similar services. If we fail to attract, train and retain the skilled persons who deliver these services, or fail to educate third-party resellers, systems integrators and consultants on how to provide similar services, our business and operating results would be harmed.

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

      WE FACE RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS THAT COULD HARM OUR BUSINESS.

      To be successful, we believe we must continue to support our international operations and, therefore, we expect to commit significant resources to our international sales and marketing activities. However, we may not be able to maintain or increase market demand for our products which may harm our business. We are increasingly subject to a number of risks associated with international business activities which may increase our costs, lengthen our sales cycle and require significant management attention. These risks generally include:

      - increased expenses associated with customizing products for foreign countries;

      -     general economic conditions in our international markets;

      -     currency exchange rate fluctuations;

      - unexpected changes in regulatory requirements resulting in unanticipated costs and delays;

      -     tariffs, export controls and other trade barriers;

      - longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

      - potentially adverse tax consequences, including restrictions on the repatriation of earnings; and

      - the risks related to the recent global economic turbulence and adverse economic circumstances in Asia.

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

      IN ORDER TO MANAGE OUR GROWTH AND EXPANSION, WE WILL NEED TO IMPROVE OUR MANAGEMENT AND OPERATIONAL SYSTEMS ON A

TIMELY BASIS.


      We have expanded our operations rapidly since inception. We intend to continue to pursue existing and potential market opportunities. This pursuit places a significant demand on management and operational resources. To be successful, we will need to implement additional management information systems, improve our operating, administrative, financial and accounting systems, procedures and controls, train new employees and maintain close coordination among our executive, engineering, professional services, accounting, finance, marketing, sales and operations organizations. In addition, our growth has resulted, and any future growth will result, in increased responsibilities for management personnel.

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

      WE MAY NOT ACHIEVE THE EXPECTED BENEFITS OF OUR RECENT ACQUISITIONS.

      During 2000, we acquired Power 2000, Inc., Excelnet Systems Limited and Bondi Software, Inc., providers of e-business services and solutions, and eObject, Inc., the developer of "enTellect", a java based framework for the access, control, personalization and metering of corporate resources. In the six months ended June 30, 2001, we acquired E-Party Software, a Spanish distributor of our software, Waptop, a Danish wireless technology company, and Beijing SilverSolutions, a Chinese distributor of our software. Our failure to successfully address the risks associated with these acquisitions could have a material adverse effect on our ability to develop and market products based on the acquired technologies. We have just recently developed enhanced features to our Application Server, and ePortal and xCommerce products and complementary products based on certain of these acquired technologies, and will continue to devote significant resources to product development, sales and marketing. The success of these acquisitions will depend on our ability to:

      -     successfully integrate and manage the acquired operations;

      - retain the software developers and other key employees of Power 2000, eObject, Excelnet Systems, Bondi Software, E-Party Software, Waptop and Beijing SilverSolutions;

      - develop, integrate and market products and product enhancements based on the acquired technologies; and

      - control costs and expenses as well as demands on our management associated with the acquisitions.

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

      Complex software products like ours can contain errors or defects, particularly when first introduced or when new versions or enhancements are released. Defects or errors in current or future products, including the SilverStream Application Server Version 3.7, ePortal Version 2.3 and xCommerce Version 2.5 could result in lost revenue or a delay in market acceptance, which would seriously harm our business and operating results. We have in the past discovered software errors in our new releases and new products after their introduction and expect that this will continue. Despite internal testing and testing by current and potential customers, our current and future products may contain serious defects.

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

      WE COULD INCUR SUBSTANTIAL COSTS DEFENDING OUR INTELLECTUAL PROPERTY FROM INFRINGEMENT OR A CLAIM OF INFRINGEMENT.

      Other companies, including our competitors, may obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to make, use or sell our products. As a result, we may be found to infringe on the proprietary rights of others. In the event of a successful claim of infringement against us and our failure or inability to license the infringed technology, our business and operating results would be significantly harmed. Companies in the software market and the Internet market are increasingly bringing suits alleging infringement of their proprietary rights, particularly patent rights. We have been subject to such claims in the past. Any litigation or claims, whether or not valid, could result in substantial costs and diversion of resources with no assurance of success. Intellectual property litigation or claims could force us to do one or more of the following:

      - cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

      - obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms; and

      -     redesign products or services.

WE ARE PARTY TO SECURITIES CLASS ACTION LITIGATION WHICH MAY BE COSTLY TO DEFEND AND THE OUTCOME OF WHICH IS UNCERTAIN AND MAY HARM OUR BUSINESS.

            We and several of our officers and directors, as well as the underwriters who handled our public offerings, are named as defendants in several class action complaints which have been filed on behalf of certain of our stockholders who purchased securities between August 16, 1999 and May 23, 2000. These complaints allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. In particular, they allege, among other things, that there was undisclosed compensation received by the underwriters of our initial and secondary public offerings. The plaintiffs are seeking monetary damages, statutory compensation and other appropriate relief.

            We can provide no assurance as to the outcome of this litigation. Any conclusion of this litigation in a manner adverse to us would have a material adverse effect on our business, financial condition, and results of operations. In addition, the cost to us of defending any litigation or other proceeding, even if resolved in our favor, could be substantial. Such litigation could also substantially divert the attention of our management and our resources in general. Uncertainties resulting from the initiation and continuation of this litigation or other proceedings could harm our ability to compete in the marketplace. Because the price of our common stock has been, and may continue to be, highly volatile, we have no assurance that additional securities class action complaints will not be filed against us in the future.

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

      Internationally, we invoice customers primarily in local currency. We are exposed to foreign exchange rate fluctuations from when customers are invoiced in local currency until collection occurs. We do not currently enter into foreign currency hedge transactions. Through June 30, 2001, foreign currency fluctuations have not had a material impact on our financial position or results of operations.

      Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have experienced a decline in market value due to changes in interest rates. A hypothetical 10% increase or decrease in interest rates, however, would not have a material adverse effect on our financial condition.

      Interest income on our investments is carried in "Other income,net." We account for cash equivalents and marketable securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less. Cash equivalents are carried at cost, which approximates fair market value. Our marketable securities are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholder's equity (deficit).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Between June 22, 2001 and July 13, 2001, several purported class action lawsuits were filed in the United States District Court for the Southern District of New York against us and several of our officers and directors as well as against the underwriters who handled our August 16, 1999 initial public offering of common stock and our January 25, 2000 secondary offering. The complaints were filed allegedly on behalf of persons who purchased our common stock from August 16, 1999 through and including May 23, 2000. The complaints are similar, and allege violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, primarily based on the assertion that there was undisclosed compensation received by the underwriters in connection with the initial and secondary public offerings. The plaintiffs seek damages and statutory compensation in an amount to be determined at trial plus pre-judgment interest on any such amounts as may be awarded.

      Although neither we nor the individual defendants have filed answers in any of these matters, we believe that SilverStream and the individual defendants have meritorious defenses to the claims made in the complaints and intend to contest the lawsuits vigorously.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      (c) Sales of Unregistered Securities

      On March 1, 2001, we acquired the wireless technology division of Waptop Holding S/A, a Danish company. The purchase price for the division was $10 million, of which $1 million was paid in cash at the closing, $5 million was paid by issuing 341,507 shares of our common stock at the closing and $2 million was paid in cash on April 2, 2001. An additional $1 million may be paid on each of March 1, 2002 and March 1, 2003 if Waptop achieves certain goals. The shares of our common stock were issued to Waptop in a private placement in reliance upon the exemption from registration contained in Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. The conditions specified in Rule 506 were satisfied. Among other things, there was no general solicitation or general advertising in the offering and Waptop represented to us that it and its stockholders were "accredited investors" under Regulation D. No underwriters were involved in connection with the issuance and sale of these shares.

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

      The net proceeds generated from the initial and secondary public offerings have been used primarily to fund our working capital, capital expenditures and general corporate needs. In addition, we used $9.1 million as payments related to the acquisition of ObjectEra, and we made a loan of $2.0 million to one of our corporate collaborators pursuant to a convertible promissory note, which was converted to an equity investment on May 31, 2000. As part of the consideration for the purchase of eObject, we made a payment of $1.0 million. In connection with the purchase of Power 2000, we made a payment of $5.3 million, as well as a payment of $665,000 to pay off Power 2000's line of credit, a liability we assumed as part of the purchase price. As part of the consideration for the purchase of Excelnet Systems, we made a payment of $3.5 million. We also made payments of $500,000 during December 2000 and $5.4 million during January 2001 for the purchase of Bondi Software. During the three months ended March 31, 2001 we made payments of $930,000, $1 million and $150,000 as part of the consideration for the purchase of E-Party Software, Waptop, and Beijing SilverSolutions, respectively. Our capital expenditures included $3.9 million related to the relocation of our corporate headquarters from Burlington, Massachusetts to Billerica, Massachusetts. Specifically, we incurred approximately $1.4 million on furniture, fixtures and office equipment, $760,000 on computer equipment and $1.7 million on leasehold improvements in connection with the relocation.

      Remaining proceeds from the secondary public offering are currently invested in U.S. Government and Federal Agency obligations, tax-exempt municipal obligations and corporate obligations with contractual maturities of ten years or less.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

      On May 1, 2001, we held our 2001 Annual Meeting of Stockholders. At the meeting the following matters were approved by the vote specified below:

      1. David A. Litwack and Richard A. D'Amore were elected to serve as directors of SilverStream to serve until the annual meeting of stockholders in 2004 or until their successors are duly elected and qualified. Mr. Litwack received 17,144,016 shares of common stock voting in favor of his election, and 276,676 shares of common stock were withheld. Mr. D'Amore received 17,316,988 shares of common stock voting in favor of his election, and 103,704 shares of common stock were withheld. In addition, the terms of the following directors continued after the annual meeting of our stockholders: Paul Severino, David Skok and Timothy Barrows.

      2. An amendment to our Amended and Restated 1997 Stock Incentive Plan, increasing the number of shares of common stock authorized for issuance under this plan from 6,000,000 shares to 7,000,000 shares was approved. The votes were cast as follows: 12,622,365 shares of common stock were voted for the amendment to the plan, 4,790,282 shares of common stock were voted against the amendment to the plan and 8,045 shares of common stock abstained from the vote. There were no shares of common stock subject to non-votes.

      3. The ratification of Ernst & Young LLP as our independent public accountants for the year ended December 31, 2001 was approved. The votes were cast as follows: 17,413,075 shares of common stock were voted for the ratification, 4,848 shares of common stock were voted against the ratification and 2,769 shares of common stock abstained from the vote.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

3(ii) Second Amended and Restated By-Laws


----------

      (b)   Reports on Form 8-K.

            No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


      Dated: August 13, 2001      SILVERSTREAM SOFTWARE, INC.

                                  By: /s/ Craig A. Dynes
                                      ----------------------------
                                      Craig A. Dynes
                                      Vice President, Chief Financial Officer,
                                      Secretary and Treasurer
                                      (Principal Financial Officer and Chief
                                      Accounting Officer)