Form 10-Q
period 2001-09-30
SILVERSTREAM SOFTWARE INC
filed 2001-11-14
CIK 1042282

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 9, 2001 there were 22,190,147 shares of the registrant's common stock outstanding.

                           SILVERSTREAM SOFTWARE, INC.

                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION                                                                               Page
                                                                                                              ----
          Item 1.  Financial Statements .................................................................       3-8

                   Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31,
                   2000 .................................................................................         3

                   Condensed Consolidated Statements of Operations for the Three and the Nine Months
                   Ended September 30, 2001 and 2000 ....................................................         4

                   Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
                   September 30, 2001 and 2000 ..........................................................         5

                   Notes to Condensed Consolidated Financial Statements .................................       6-8

          Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                   Operations ...........................................................................      8-21

          Item 3.  Quantitative and Qualitative Disclosures About Market Risk ...........................        21

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings ....................................................................        21

          Item 2.  Changes in Securities and Use of Proceeds ............................................     21-22

          Item 6.  Exhibits and Reports on Form 8-K .....................................................        22

                   Signatures ...........................................................................        23

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                           SILVERSTREAM SOFTWARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                                                      SEPTEMBER 30,     DECEMBER 31,
                                                                                                          2001              2000
                                                                                                       ---------         ---------
                                                                                                       (Unaudited)        (Audited)
                                              ASSETS

         Current assets:
           Cash and cash equivalents .........................................................         $  72,521         $  86,481
           Marketable securities .............................................................            71,455           104,848
           Accounts receivable; net of allowances of $1,611 at September 30, 2001 and $1,055
             at December 31, 2000, respectively ..............................................            18,299            25,653
           Other receivables .................................................................             1,151             1,615
           Prepaid expenses ..................................................................             2,333             2,945
                                                                                                       ---------         ---------
                  Total current assets .......................................................           165,759           221,542

         Furniture, equipment and leasehold improvements, net ................................            10,952            11,235
         Other assets ........................................................................               486             2,081
         Intangibles, net ....................................................................            76,036            78,880
                                                                                                       ---------         ---------

                  Total assets ...............................................................         $ 253,233         $ 313,738
                                                                                                       =========         =========

                               LIABILITIES AND STOCKHOLDERS' EQUITY

         Current liabilities:
           Accounts payable ..................................................................         $   5,470         $   3,865
           Accrued expenses ..................................................................            13,356            16,168
           Deferred revenue ..................................................................             7,489            11,338
           Current portion of long-term debt and obligations under capital leases ............               271             1,868
                                                                                                       ---------         ---------
                  Total current liabilities ..................................................            26,586            33,239

         Long-term debt and obligations under capital leases, less current portion ...........                --               358

         Stockholders' equity:
           Common stock ......................................................................                23                21
           Additional paid-in capital ........................................................           372,328           364,068
           Deferred compensation .............................................................            (8,973)          (11,293)
           Accumulated deficit ...............................................................          (136,181)          (72,527)
           Other accumulated comprehensive loss ..............................................              (519)              (97)
           Notes receivable from stockholders ................................................               (31)              (31)
                                                                                                       ---------         ---------
                  Total stockholders' equity .................................................           226,647           280,141
                                                                                                       ---------         ---------

                  Total liabilities and stockholders' equity .................................         $ 253,233         $ 313,738
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

                           SILVERSTREAM SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                     SEPTEMBER 30,
                                                                        -------------------------         -------------------------
                                                                          2001             2000             2001             2000
                                                                        --------         --------         --------         --------
Revenue:
  Software license .............................................        $  7,613         $ 12,069         $ 26,196         $ 28,519
  Services .....................................................           7,019           11,432           32,030           26,014
                                                                        --------         --------         --------         --------
          Total revenue ........................................          14,632           23,501           58,226           54,533
Cost of revenue:
  Software license .............................................             102              760              401            2,315
  Services (excluding compensation charge of $840 and
     $144 in the nine months ended September 30, 2001 and 2000,
     respectively) .............................................           9,142            9,939           37,099           23,566
                                                                        --------         --------         --------         --------
          Total cost of revenue ................................           9,244           10,699           37,500           25,881
                                                                        --------         --------         --------         --------

Gross profit ...................................................           5,388           12,802           20,726           28,652
Operating expenses:
  Sales and marketing (excluding compensation charge of $112 and $112 in the nine months ended September 30, 2001 and
     2000, respectively) .......................................           9,833           11,606           35,118           31,021
  Research and development (excluding compensation charge of
     $1,338 and $933 in the nine months ended September 30,
     2001 and 2000, respectively) ..............................           4,890            4,435           14,897           10,633
  General and administrative (excluding compensation charge of
      $30 and $30 in the six months ended September 30, 2001
      and 2000, respectively) ..................................           3,200            2,930           11,178            8,033
  Compensation charge for issuance of stock options ............             774              456            2,320            1,219
  Amortization of goodwill .....................................           5,173            3,402           15,094            7,502
  Special charges ..............................................           2,515               --           11,778               --
                                                                        --------         --------         --------         --------
          Total operating expenses .............................          26,385           22,829           90,385           58,408
                                                                        --------         --------         --------         --------

Loss from operations ...........................................         (20,997)         (10,027)         (69,659)         (29,756)

Other income, net ..............................................           1,723            3,345            6,005            8,983
                                                                        --------         --------         --------         --------

Net loss .......................................................        $(19,274)        $ (6,682)        $(63,654)        $(20,773)
                                                                        ========         ========         ========         ========


Basic and diluted net loss per share ...........................        $  (0.87)        $  (0.33)        $  (2.94)        $  (1.07)
                                                                        ========         ========         ========         ========

Weighted-average common shares used in computing basic
and diluted net loss per share .................................          22,079           20,164           21,645           19,352
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

                           SILVERSTREAM SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                                            NINE MONTHS ENDED
                                                                                                              SEPTEMBER 30,
                                                                                                     ------------------------------
                                                                                                        2001                 2000
                                                                                                     ---------            ---------
     OPERATING ACTIVITIES
     Net loss ............................................................................           $ (63,654)           $ (20,773)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization .....................................................              18,473                9,271
       Provision for allowances on accounts receivable ...................................                 556                  583
       Compensation charge for issuance of stock options .................................               2,320                1,219
       Non-cash special charges ..........................................................               3,326                   --
       Changes in operating assets and liabilities:
         Accounts receivable .............................................................               6,473              (15,002)
         Other receivable ................................................................                 444                2,303
         Prepaid expenses ................................................................                 130               (1,268)
         Other current assets ............................................................                (477)                   3
         Accounts payable and accrued expenses ...........................................              (1,774)               2,831
         Deferred revenue ................................................................              (4,033)               5,329
                                                                                                     ---------            ---------
     Net cash used in operating activities ...............................................             (38,216)             (15,504)
                                                                                                     ---------            ---------

     INVESTING ACTIVITIES
     Purchase of furniture and equipment .................................................              (3,578)              (8,425)
     Acquisitions of businesses, net of cash acquired ....................................              (4,469)             (12,887)
     Sale (purchase) of available-for-sale securities ....................................              33,394             (147,314)
                                                                                                     ---------            ---------
     Net cash provided by (used in) investing
       activities ........................................................................              25,347             (168,626)
                                                                                                     ---------            ---------

     FINANCING ACTIVITIES
     Net proceeds from issuance of common stock ..........................................               1,287              194,298
     Payments on long-term debt ..........................................................              (1,956)                (959)
     Payment of note receivable from stockholders ........................................                  --                   72
                                                                                                     ---------            ---------
     Net cash (used in) provided by financing activities .................................                (669)             193,411
                                                                                                     ---------            ---------

     Effects of exchange rate on cash and cash equivalents ...............................                (422)                (477)

     Net (decrease) increase in cash and cash equivalents ................................             (13,960)               8,804

     Cash and cash equivalents at beginning of period ....................................              86,481               46,799
                                                                                                     ---------            ---------
     Cash and cash equivalents at end of period ..........................................           $  72,521            $  55,603
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

    SilverStream provides software and services that enable organizations to more effectively do business using the Web. By providing solutions for building, deploying and managing Web-based applications, SilverStream allows companies to deliver applications that have the breadth, depth and richness customers and trading partners expect. The Company markets its software worldwide and has sales offices in the United States, Canada, United Kingdom, The Netherlands, Belgium, Germany, Norway, The Czech Republic, France, Luxembourg, Switzerland, Italy, China, Hong Kong, Singapore, Taiwan and Australia.

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

    The following table sets forth the computation of basic and diluted loss per share:


                                                           THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                                           --------------------------------          -------------------------------
                                                             2001                   2000               2001                  2000
                                                           --------               --------           --------              --------
Numerator:

    Net Loss ...................................           $(19,274)              $ (6,682)          $(63,654)             $(20,773)
                                                           ========               ========           ========              ========
Denominator:
  Weighted average common
    shares outstanding .........................             22,125                 20,477             21,787                19,924
  Weighted average common
    shares subject to repurchase ...............                (46)                  (313)              (142)                 (572)
                                                           --------               --------           --------              --------
Denominator for basic and
  diluted loss per share .......................             22,079                 20,164             21,645                19,352
                                                           ========               ========           ========              ========
  Basic and diluted net
    loss per share .............................           $  (0.87)              $  (0.33)          $  (2.94)             $  (1.07)
                                                           ========               ========           ========              ========




    The Company has excluded all outstanding stock options and shares subject to repurchase by the Company from the calculation of loss per share because all such securities are anti-dilutive for all periods presented. Shares subject to repurchase by the Company will be included in the computation of earnings per share when the Company's option to repurchase these shares expires.

   COMPREHENSIVE LOSS

    Total comprehensive loss was $19.3 million and $64.2 million for the three and nine months ended September 30, 2001, respectively, compared with $7.0 million and $21.3 million for the three and nine months ended September 30, 2000, respectively. Accumulated other comprehensive loss consisted of adjustments for foreign currency translation losses in the amount of $3,000 and $422,000 for the three and nine months ended September 30, 2001, respectively, compared with $343,000 and $477,000 for the three and nine months ended September 30, 2000, respectively.

   ACQUISITIONS

    During the nine-month period ended September 30, 2001, the Company acquired three businesses complementary to the Company's business strategy. The aggregate cost of these acquisitions was approximately $8.8 million. Additional consideration, which is contingent upon the operating performance of the acquired business, may amount to $2.1 million and will be recorded as additional purchase price when the contingency is met.

    These acquisitions have been accounted for using the purchase method and the results of operations have been included in the Company's consolidated statement of operations from the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been allocated to goodwill and is being amortized on a straight-line basis over five years.

   SPECIAL CHARGES

    During the third quarter of 2001, the Company recorded a special charge of $2.5 million related to the continued restructuring of the Company's operations; specifically, $2.1 million related to a workforce reduction of approximately 125 employees and $400,000 related to office closures. A summary of these charges is as follows:


                                                         TERMINATION
                                                           BENEFITS           OFFICE CLOSURES            TOTAL
                                                           --------           ---------------            -----
                  3rd Quarter 2001 Charges                 $ 2,090                $   424               $ 2,514
                  Cash Expenditures                           (954)                    --                  (954)
                                                           -------                -------               -------
                  Balance September 30, 2001               $ 1,136                $   424               $ 1,560
                                                           -------                -------               -------

    Future cash outlays for termination benefits are anticipated to be completed by the end of fiscal year 2001, while future cash outlays for office closures will continue through September 2005.

    During the second quarter of 2001, the Company recorded a special charge of $9.3 million. Of this charge, approximately $7.2 million related to the restructuring of the Company's operations; specifically, $1.5 million related to a workforce reduction of approximately 130 employees and consultants, $4.5 million related to office closures (of which $687,000 represents costs in connection with exiting leased office space in the United States and Europe, such as costs to refit such space for sublease tenants and real estate broker fees for the identification of sublease tenants) and $1.2 million related to the write-down of assets which became impaired as a result of the restructuring. In addition, the Company wrote-down a $2.1 million equity investment which the Company considered to be permanently impaired. A summary of these charges is as follows:



                                                                                 OFFICE
                                                                              CLOSURES AND
                                                                             COSTS TO EXIT
                                                        TERMINATION          LEASED OFFICE             ASSET
                                                          BENEFITS               SPACE              WRITE-DOWNS              TOTAL
                                                          --------               -----              -----------              -----
                  2nd Quarter 2001 Charges                $ 1,487               $ 4,467               $ 3,325               $ 9,279
                  Cash Expenditures                        (1,467)                 (437)                   --                (1,904)
                  Non Cash Charges                             --                    --                (3,325)               (3,325)
                                                          -------               -------               -------               -------
                  Balance September 30, 2001              $    20               $ 4,030               $    --               $ 4,050
                                                          -------               -------               -------               -------


    Future cash outlays for termination benefits are anticipated to be completed by the end of fiscal year 2001, while future cash outlays for office closures and costs to exit leased office space will continue through June 2006.

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

    In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations, and further clarifies the criteria to recognize intangible assets separately from goodwill. SFAS No. 142 eliminates the amortization of goodwill and indefinite lived intangible assets and requires periodic review for impairment. The Company is currently in the process of evaluating the impact SFAS No. 141 and SFAS No. 142 will have on its financial position and results of operations.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" and provides a single accounting model for long-lived assets to be disposed of. The Company is currently in the process of evaluating the impact SFAS No. 144 will have on its financial position and results of operations.

   LEGAL MATTERS

    Between June 22, 2001 and August 10, 2001, several purported class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company and several of its officers and directors as well as against the underwriters who handled the Company's August 16, 1999 initial public offering of common stock and its January 25, 2000 secondary offering. The complaints were filed allegedly on behalf of persons who purchased the Company's common stock from August 16, 1999 through and including December 6, 2000. The complaints are similar, and allege violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, primarily asserting that there was undisclosed compensation received by the underwriters in connection with the initial and the secondary public offerings. The plaintiffs seek damages and statutory compensation in an amount to be determined at trial plus pre-judgment interest on any such amounts that may be awarded.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believe," "anticipate," "may," "estimate," "continue," "plan," "expect" or the negative thereof and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those indicated in such forward-looking statements as a result of certain factors including, but not limited to, those set forth under the heading "Certain Factors That May Affect Future Results." All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or risk factors.

OVERVIEW

     We provide software and services that enable organizations to more effectively do business using the Web. By providing solutions for building, deploying and managing Web-based applications, we allow companies to deliver applications that have the breadth, depth and richness customers and trading partners expect. Our solutions leverage the power of standards such as Java and XML to unify relevant information and services for our customers, partners and employees while enabling businesses to leverage prior technology investments.

     We believe our products and services help our customers to rapidly deliver Web-based applications that are scalable, reliable and secure. Using our products and services, organizations can create and deploy robust Web applications in diverse areas such as business-to-business integration, employee self-service, supply chain management, customer service, and enterprise portals.

     SILVERSTREAM EXTEND(TM)

     Our flagship product suite - SilverStream eXtend - is a comprehensive, integrated services environment for building, deploying, and managing services-oriented applications based on J2EE and Web Services standards. Our technology is based on Java, XML and Web Services, and enables customers to accelerate the creation and delivery of Web services-oriented business applications and deliver mission-critical information to any user on any device or platform. SilverStream eXtend leverages the technologies of many J2EE standards-based application servers including the SilverStream eXtend Application Server, IBM(R) WebSphere(R), and BEA(TM) WebLogic(R), and allows customers to unlock the business value of existing systems and deliver relevant information to those who need it when they need it.

     SilverStream eXtend is made up of four fully integrated components:

          -    SilverStream eXtend Composer (eXtend Composer)

          -    SilverStream eXtend Director (eXtend Director)

          -    SilverStream eXtend Application Server (eXtend Application
               Server)

          -    SilverStream eXtend Workbench (eXtend Workbench)

     A brief summary of each component is as follows:

          EXTEND COMPOSER

          eXtend Composer allows organizations to integrate a broad range of enterprise systems into Web Services that can be used as the technology foundation of Web-based computing. Regardless of where enterprise information and transactions execute - on mainframes, legacy minicomputers, Unix Servers, databases, or partner Web Services
          - eXtend Composer's XML integration enables the integration of a broad spectrum of enterprise systems.

          EXTEND DIRECTOR

          A true J2EE application, eXtend Director consumes Web Services and delivers relevant, business-driven experiences to every user on any device, regardless of the front end, and puts relevant, real-time information and services into the hands of customers, partners and employees. eXtend Director features intuitive designers and wizards in the eXtend Workbench that make it easier to build sophisticated, services-oriented systems that require workflow, business rules, content management, portal self-service, and delivery to any front end.

          EXTEND APPLICATION SERVER

          The eXtend Application Server is a powerful, J2EE-certified platform for building and deploying cross-platform, high performance, standards-based applications. eXtend Workbench and other products of ours, jBroker Web, jBroker MQ, and jBroker ORB, are included with the eXtend Application Server to provide the tools and infrastructure needed to build enterprise applications. The eXtend Application Server is certified with Sun(TM) Microsystems' Compliance Test Suite.

          EXTEND WORKBENCH

          eXtend Workbench is a comprehensive environment built to simplify and accelerate the development and deployment of J2EE and Web Services applications. Developers can create a Web Service using wizards and create J2EE deployment plans and descriptors using visual editors in one integrated environment.

     The above product offerings also include comprehensive application engineering, implementation, training and support services to help ensure the successful implementation of Web applications by our customers.

     We market and sell our products and services globally through our direct sales force and a network of independent software vendors, systems integrators, consulting partners and distributors. To date, we have licensed our products to more than 1,700 customers in a wide variety of industries, including insurance, communications, financial services, government, manufacturing, oil and gas, pharmaceutical, technology and transportation.

     We derive our revenue from the sale of software product licenses and from professional consulting, education and technical support services. We plan to generate future revenue from both new and existing customers. As existing customers create new software applications based on the SilverStream eXtend Application Server, they may require more application servers to run these applications. In addition, as existing customers transform existing business systems into Web-based business applications, they may require the entire SilverStream eXtend suite of products to exploit the capabilities of Web Services. We plan to widen our customer base by selling licenses and services to new customers. We anticipate that we will continue to sell annual update assurance and support agreements to most customers.

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

     Sales to independent software vendors (ISVs) under our former ISV program were deferred and recognized as product revenue ratably over the anticipated period of performance for services under the agreement, which was generally 12 months. During the third quarter of 2001, we instituted a new ISV program (SilverNet Partner Program). The SilverNet Partner Program is a multiple element arrangement which qualifies for separate element treatment and, accordingly, revenue earned under the SilverNet Partner Program is allocated to each element based on the relative fair values of those elements based on vendor specific objective evidence. Revenue from software products is recognized when the product is delivered, revenue from services is recognized as the services are provided to the customer, and revenue for Postcontract Customer Support is recognized ratably over the term of the agreement.

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

     Our operating expenses are classified into six general categories: sales and marketing, research and development, general and administrative, compensation charge for issuance of stock options, goodwill amortization and special charges. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations, marketing materials, advertising campaigns and tradeshows. Research and development expenses consist primarily of personnel costs to support product development. General and administrative expenses consist primarily of salaries and other related costs for general management, operations and finance employees, legal and accounting services and facilities-related expenses. Compensation charge for the issuance of stock options represents the difference between the exercise price of options granted and the estimated fair market value of the underlying common stock on the date of the grant or the fair value of the award, depending on the facts and circumstances. Goodwill amortization relates to our acquisitions made to support our business strategy. Special charges relate to the restructuring of our operations and the write-down of an impaired investment.

     Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and professional services departments, and to establish an administrative organization. As a result, we have incurred net losses in each fiscal quarter since inception and had an accumulated deficit of $136.2 million as of September 30, 2001. Our limited operating history makes it difficult for us to predict future operating results and, accordingly, there can be no assurance that we will sustain revenue growth or achieve profitability.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our condensed consolidated statements of operations.

                                                                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,             SEPTEMBER 30,
                                                                                   -------------------       -------------------
                                                                                    2001         2000         2001         2000
                                                                                   ------       ------       ------       ------
                  Revenue:
                    Software licenses ........................................       52.0%        51.4%        45.0%        52.3%
                    Services .................................................       48.0         48.6         55.0         47.7
                                                                                   ------       ------       ------       ------
                            Total revenue ....................................      100.0        100.0        100.0        100.0
                                                                                   ------       ------       ------       ------
                  Cost of revenue:
                    Software licenses ........................................        0.7          3.2          0.7          4.2
                    Services (excluding compensation charge) .................       62.5         43.7         63.7         44.4
                                                                                   ------       ------       ------       ------
                            Total cost of revenue ............................       63.2         46.9         64.4         48.6
                                                                                   ------       ------       ------       ------
                  Gross profit ...............................................       36.8         53.1         35.6         51.4
                  Operating expenses:
                    Sales and marketing (excluding compensation charge) ......       67.2         50.8         60.3         58.5
                    Research and development (excluding compensation charge) .       33.4         18.9         25.6         19.5
                    General and administrative (excluding compensation charge)       21.9          9.7         19.2         11.9
                    Compensation charge for issuance of stock options ........        5.3          1.9          4.0          2.2
                    Amortization of goodwill .................................       35.3         14.5         25.9         13.8
                    Special charges ..........................................       17.2           --         20.2           --
                                                                                   ------       ------       ------       ------
                            Total operating expenses .........................      180.3         95.8        155.2        105.9
                                                                                   ------       ------       ------       ------
                  Loss from operations .......................................     (143.5)       (42.7)      (119.6)       (54.5)
                  Other income, net ..........................................       11.8         14.2         10.3         16.5
                                                                                   ------       ------       ------       ------
                  Net loss ...................................................     (131.7)%      (28.5)%     (109.3)%      (38.0)%
                                                                                   ======       ======       ======       ======


   REVENUE

    Total revenue decreased 38% to $14.6 million in the three months ended September 30, 2001 from $23.5 million in the three months ended September 30, 2000. This decrease is attributable to a lower demand for software licenses and services due to a slower economy. Total revenue increased 7% to $58.2 million in the nine months ended September 30, 2001 from $54.5 million in the nine months ended September 30, 2000. This increase is attributable to an increase in our customer base, the offering of a wider range of consulting services to customers and the release of our newer software products. Revenue from international sales decreased to $7.1 million, or 49% of total revenue, in the three months ended September 30, 2001 from $8.5 million, or 36% of total revenue, in the three months ended September 30, 2000. Revenue from international sales increased to $23.3 million, or 40% of total revenue, in the nine months ended September 30, 2001 from $19.5 million, or 36% of total revenue, in the nine months ended September 30, 2000. The fluctuations in international sales are primarily attributable to the same factors noted above.

    Software Licenses. Software license revenue decreased 37% to $7.6 million in the three months ended September 30, 2001 from $12.1 million in the three months ended September 30, 2000. Software license revenue decreased 8% to $26.2 million in the nine months ended September 30, 2001 from $28.5 million in the nine months ended September 30, 2000. This decrease is attributable to a lower demand for software licenses due to a slower economy.

    Services. Service revenue decreased 39% to $7.0 million in the three months ended September 30, 2001 from $11.4 million in the three months ended September 30, 2000. This decrease is attributable to a lower demand for services due to a slower economy. Service revenue increased 23% to $32.0 million in the nine months ended September 30, 2001 from $26.0 million in the nine months ended September 30, 2000. This increase is attributable to the expansion of our professional consulting organization (both internally and through our acquisition of Excelnet Systems Limited, Power 2000 and Bondi Software during
2000), the offering of a wider range of consulting services to customers, and an increase in the number of customers and support contracts.

   COST OF REVENUE

    Software Licenses. Cost of software license revenue decreased 87% to $102,000 in the three months ended September 30, 2001 from $760,000 in the three months ended September 30, 2000. Cost of software license revenue decreased 83% to $401,000 in the nine months ended September 30, 2001 from $2.3 million in the nine months ended September 30, 2000. These decreases are attributable to the lower costs associated with our newer SilverStream eXtend products and the fact that they contain fewer sublicensed components than our original Application Server product. We expect software license costs to increase, in conjunction with license revenue, in the future due to additional customer licensing of our products, both domestically and internationally, as well as the licensing of additional third-party technology that we may choose to embed in our product offerings.

    Services. Cost of service revenue decreased 8% to $9.1 million in the three months ended September 30, 2001 from $9.9 million in the three months ended September 30, 2000. The decrease is primarily attributable to the decrease in demand for consulting services coupled with a reduction in service personnel. Cost of service revenue increased 59% to $37.1 million in the nine months ended September 30, 2001 from $23.6 million in the nine months ended September 30, 2000. This increase is due to additional consulting, education and technical support personnel and to the offering of a wider range of consulting services to customers. Service costs as a percentage of service revenue can be expected to vary significantly from period to period depending on the mix of services we provide, whether such services are provided by us or third-party contractors, and overall utilization rates. In the three and nine months ended September 30, 2001, service costs were higher than service revenue. During these periods, demand for consulting services changed so rapidly that it was difficult to balance consulting resources with demand across geographic regions. As a result, there were regions where demand was so great that consulting subcontractors were engaged to meet customer demand while other regions experienced unforeseen cancellations and delays due to concerns over economic conditions. In these regions, consulting utilization decreased dramatically. In order to lower the cost of services, during the second and third quarter of 2001, we reduced the number of consultants. We will continue to monitor productivity and headcount levels in the upcoming quarters and may incur additional costs to further align our cost structure with our current revenue base.

   OPERATING EXPENSES

     Sales and Marketing. Sales and marketing expenses decreased 16% to $9.8 million in the three months ended September 30, 2001 from $11.6 million in the three months ended September 30, 2000. This decrease reflects a reduction in sales and marketing personnel, tighter cost controls, improvements in efficiency and performance and lower commission expense due to the decrease in revenues. Sales and marketing expenses increased 13% to $35.1 million in the nine months ended September 30, 2001 from $31.0 million in the nine months ended September 30, 2000. This increase is attributable to additional sales employees in North America, as well as the expansion of our international sales operations. In order to better align costs with revenue, during the second and third quarters of 2001, we restructured our operations, including our sales and marketing organizations, which resulted in a reduction in the number of sales and marketing personnel. In addition, as noted above, we implemented cost controls and took measures to improve efficiency and performance. As a result, we anticipate that sales and marketing expenses will be lower in the foreseeable future and we will continue to monitor productivity and headcount levels in the upcoming quarters.

    Research and Development. Research and development expenses increased 11% to $4.9 million in the three months ended September 30, 2001 from $4.4 million in the three months ended September 30, 2000. Research and development expenses increased 41% to $14.9 million in the nine months ended September 30, 2001 from $10.6 million in the nine months ended September 30, 2000. These increases are primarily attributable to additional research and development personnel to support our product development activities. We believe that continued investment in research and development is critical to attaining our strategic objectives, and, as a result, we expect research and development expenses to continue to increase in future periods.

    General and Administrative. General and administrative expenses increased 10% to $3.2 million in the three months ended September 30, 2001 from $2.9 million in the three months ended September 30, 2000. General and administrative expenses increased 40% to $11.2 million in the nine months ended September 30, 2001 from $8.0 million in the nine months ended September 30, 2000. These increases are attributable to a growing number of administrative employees. We have implemented cost controls and measures to improve efficiency and performance and, as a result, we believe general and administrative expenses will remain at current levels in the foreseeable future.

    Compensation Charge for Issuance of Stock Options. We incurred charges of $774,000 and $2.3 million for the three and nine months ended September 30, 2001, respectively, related to the issuance of stock options with exercise prices below fair market value on the date of grant. We incurred a charge of $456,000 and $1.2 million in the comparable three and nine month periods ended September 30, 2000, respectively. Additional outstanding options relating to existing stock options granted at less than fair market value will continue to vest over the next three to five years resulting in an aggregate compensation expense of approximately $9.0 million in periods subsequent to September 30, 2001. This additional compensation expense will be amortized to operations ratably over the next five years.

    Amortization of Goodwill. We incurred charges of $5.2 million and $15.1 million for the three and nine months ended September 30, 2001, respectively, related to the amortization of goodwill. We incurred a charge of $3.4 million and $7.5 million in the comparable three and nine month periods ended September 30, 2000, respectively. Goodwill of approximately $76.0 million in the aggregate will continue to be amortized to operations ratably based on a five-year life and we will continue to review goodwill for impairment.

    Special Charges. During the second and third quarters of 2001, we implemented overall cost reduction plans due to weakened business conditions. These plans included worldwide staff reductions and the consolidation and/or closing of certain non-profitable offices. As a result, during the third quarter of 2001, we recorded a special charge of $2.5 million related to the restructuring of our operations; specifically, $2.1 million related to a workforce reduction of approximately 125 employees and $400,000 related to office closures. In addition, during the second quarter of 2001, we recorded a special charge of $9.3 million. Of this charge, approximately $7.2 million related to the restructuring of our operations; specifically, $1.5 million related to a workforce reduction of approximately 130 employees and consultants, $4.5 million related to office closures (of which $687,000 represents costs in connection with exiting leased office space in the United States and Europe, such as costs to refit such space for sublease tenants and real estate broker fees for the identification of sublease tenants), and $1.2 million related to the write-down of assets which became impaired as a result of the restructuring. Further, we wrote-down a $2.1 million equity investment which we considered to be permanently impaired. We will continue to evaluate whether any of our long-lived assets have been permanently impaired in view of specific events, changes in operating results and changes in market conditions, and record such impairment when it becomes evident. In addition, as a result of the restructuring, we expect future annual cost savings of approximately $27 million to $29 million.

   OTHER INCOME, NET

    Other income, net decreased 50% to $1.7 million in the three months ended September 30, 2001 from $3.4 million in the three months ended September 30, 2000. Other income, net decreased 33% to $6.0 million in the nine months ended September 30, 2001 from $9.0 million in the nine months ended September 30, 2000. These decreases are attributable to a decrease in interest income due to lower interest rates coupled with lower average cash and cash equivalent balances in the comparable three and nine months ended September 30, 2001 versus September 30, 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have funded our operations primarily through the private sale of our equity securities, our initial public offering and our secondary public offering with proceeds aggregating approximately $286.9 million. As of September 30, 2001, we had $144.0 million in cash, cash equivalents and marketable securities, and $139.1 million in working capital.

    We have entered into various lease and financing arrangements which provide for the acquisition of furniture and equipment. At September 30, 2001, we had approximately $271,000 under these arrangements. Such borrowings are secured by substantially all of our tangible assets.

    Net cash used in operating activities increased to $38.2 million in the nine months ended September 30, 2001 from $15.5 million in the nine months ended September 30, 2000. The increase in net cash used in operating activities reflects increasing net losses off-set by non-cash charges, such as amortization of intangible assets, and changes in operating working capital.

    Net cash provided by investing activities was $25.3 million in the nine months ended September 30, 2001, as compared to $168.6 million used in investing activities in the nine months ended September 30, 2000. Investing activities reflect purchases of furniture and equipment in each period, as well as the sale and purchase of short-term investments. Investing activities also reflect the acquisition of businesses.

    Net cash outflows from financing activities was $669,000 in the nine months ended September 30, 2001, as compared to net cash inflows of $193.4 million in the nine months ended September 30, 2000. Cash used in financing activities in the nine months ended September 30, 2001 includes payments on long-term debt offset by proceeds from the issuance of common stock. Cash provided by financing activities in the nine months ended September 30, 2000 includes proceeds from the issuance of common stock, including the secondary public offering in January of 2000, offset by the payments on long-term debt.

    Capital expenditures decreased to $3.6 million in the nine months ended September 30, 2001 from $8.4 million in the nine months ended September 30, 2000. Our capital expenditures consisted of purchases of computer hardware and software, office furniture and equipment and leasehold improvements. Purchases of computer equipment and leasehold improvements represent the largest component of our capital expenditures. Since inception, we have generally funded capital expenditures either with the use of working capital or equipment bank loans.

    In September 2001, our Board of Directors authorized the repurchase of up to $10.0 million of our common stock in the open market. Repurchases of stock will be at management's discretion, depending upon acceptable prices and availability. Funds used in the repurchase of shares will come from our existing cash and investment balances along with cash generated from operations. As of November 9, 2001, we have not repurchased any of our common stock.

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

   WE HAVE INCURRED SUBSTANTIAL LOSSES, WE EXPECT CONTINUED LOSSES AND CONTINUED LOSSES WILL HARM OUR BUSINESS.

    We have never been profitable. Our failure to significantly increase our revenue would seriously harm our business and operating results. We have experienced operating losses in each quarterly and annual period since inception and we expect to incur significant losses in the future. We incurred net losses of $28.4 million for the year ended December 31, 2000, $22.3 million for the year ended December 31, 1999 and $12.9 million for the year ended December 31, 1998. As of September 30, 2001, we had an accumulated deficit of $136.2 million. We will need to significantly increase our quarterly revenue to achieve and maintain profitability. If our revenue grows more slowly than we anticipate or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenue, our business will be materially and adversely affected.

   WE EXPECT TO DEPEND ON OUR SILVERSTREAM EXTEND(TM) PRODUCT SUITE AND RELATED SERVICES FOR A MAJORITY OF OUR LICENSE REVENUE FOR THE FORESEEABLE FUTURE AND IF OUR SILVERSTREAM EXTEND PRODUCT SUITE DOES NOT ACHIEVE WIDESPREAD MARKET ACCEPTANCE, OUR BUSINESS AND RESULTS OF OPERATIONS WILL SUFFER.

    We expect to continue to derive a majority of our license revenue from our SilverStream eXtend product suite and related services. Failure to achieve broad market acceptance of SilverStream eXtend, or a decline in the price of, or demand for, our SilverStream eXtend product suite and related services would seriously harm our business and operating results. We cannot predict the level of market acceptance that will be achieved or maintained by our products and services.

   OUR BUSINESS AND RESULTS OF OPERATIONS WILL SUFFER IF PRODUCT INTRODUCTIONS ARE NOT SUCCESSFUL.

    We introduced our new SilverStream eXtend product suite to the marketplace during the third quarter of 2001 to enable companies to create Web Services from new and existing systems. The principal components of SilverStream eXtend are the SilverStream eXtend Application Server, SilverStream eXtend Workbench, SilverStream eXtend Composer and SilverStream eXtend Director. It is difficult to predict whether these product components will be successful as the markets for them are at early stages of development. We cannot be certain that SilverStream eXtend will meet customer performance needs or expectations or that it will be free of significant bugs or defects. We also cannot be sure that our third-party distribution partners will actively market SilverStream eXtend, and it will be difficult to track their efforts. Our failure to achieve broad market acceptance of SilverStream eXtend would seriously harm our business and operating results.

   OUR BUSINESS WILL SUFFER IF WE DO NOT SUCCESSFULLY INTRODUCE ENHANCEMENTS TO OUR CURRENT PRODUCT OFFERINGS.

    Our future financial performance will depend significantly on revenue from future enhancements to our product offerings that we are currently developing. Any delays or difficulties in completing these enhancements would seriously harm our business and operating results. We have recently released version 3.7 of our SilverStream eXtend Application Server, version 1.1 of our SilverStream eXtend Workbench and version 3.0 of our SilverStream eXtend Composer, and we expect to release version 3.0 of our SilverStream eXtend Director shortly. Version 3.7 of our Application Server brings our server to full J2EE 1.2 compliance. In addition, this release contains new functionality including improvements to the programming environment as well as improved support for computing standards, such as Enterprise JavaBeans and Java2, and third-party development tools. Version 3.0 of our SilverStream eXtend Composer supports the creation, assembly and deployment of J2EE based services-oriented applications, including Web Services, that combine data and transactions from a diverse range of enterprise information systems. Version 3.0 of SilverStream eXtend Director includes J2EE support, deployment on multiple application servers (BEA, IBM and SilverStream), wireless capabilities, enhanced search engine and business user and developer User Interfaces. Version 1.1 of our SilverStream eXtend Workbench supports rapid deployment of J2EE applications packaged as Enterprise Application Archives as well as a number of enhancements required to support the Director and Composer products.


    We cannot be certain that enhanced versions of the SilverStream eXtend Application Server, SilverStream eXtend Workbench, SilverStream eXtend Composer and SilverStream eXtend Director and other complementary products will meet customer performance needs or expectations when shipped or that new versions will be free of significant software defects or bugs.

   WE HAVE A LIMITED OPERATING HISTORY SO YOUR BASIS FOR EVALUATING US IS
LIMITED.

    We began commercial shipments of our first software products in November 1997. There are significant risks, expenses and uncertainties that a company like ours faces, particularly in the rapidly evolving Internet market. Because of our limited operating history, our past results and rates of growth may not be meaningful and should not be relied upon as an indication of our future performance.

   OUR LIMITED OPERATING HISTORY MAKES FORECASTING DIFFICULT AND THE FAILURE TO MEET EXPECTATIONS COULD CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

    As a result of our limited operating history, it is difficult to accurately forecast our revenues, and we have limited meaningful historical financial data upon which to base planned operating expenses. If we do not achieve our expected revenues, our operating results will be below our expectations and the expectations of investors and market analysts, which could cause the price of our common stock to decline. Specifically, we were founded in May 1996, and began shipping our first products, the SilverStream Application Server 1.0 and related software development tools, in November 1997. We began shipping SilverStream xCommerce 1.0 and ePortal 1.0 in July 2000, which products have evolved into SilverStream eXtend Composer and SilverStream eXtend Director, respectively. Our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are and will continue to be fixed in the short-term. The revenue and income potential of our products and business are unproven and the market that we are addressing is rapidly evolving. Our stock price is also subject to the volatility generally associated with Internet, software and technology stocks and may also be affected by broader market trends unrelated to our performance, such as the declines in the prices of many such stocks from March 2000 through the present. In addition, recent terrorist attacks upon the U.S. have added (or exacerbated) economic, political and other uncertainties, which could adversely affect our revenue growth.

   RECENT TERRORIST ACTIVITIES AND RESULTING MILITARY AND OTHER ACTIONS COULD ADVERSELY AFFECT OUR BUSINESS.

    Terrorist attacks in New York and Washington, D.C. in September of 2001 have disrupted commerce throughout the United States and other parts of the world. The continued threat of terrorism within the United States and abroad and the potential for military action and heightened security measures in response to such threat may cause significant disruption to commerce throughout the world. Delays or cancellations of customer orders and/or a general decrease in corporate spending resulting from such disruptions could materially and adversely affect our business and results of operations. We are unable to predict whether the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have a long-term material adverse effect on our business, results of operations or financial condition.

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

   WE DEPEND ON INCREASED BUSINESS FROM OUR CURRENT AND NEW CUSTOMERS AND ANY FAILURE TO GROW OUR CUSTOMER BASE OR GENERATE REPEAT BUSINESS WOULD HARM OUR OPERATING RESULTS.

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

    In addition, as we introduce new versions of our products or new products, our current customers may not require the functionality of our new products and may not ultimately license these products. Because the total amount of maintenance and support fees we receive in any period depends significantly on the size and number of licenses that we have previously sold, any downturn in our software license revenue would negatively impact our future services revenue. In addition, if customers elect not to renew their maintenance agreements, our services revenue could be significantly adversely affected.

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

   OUR LENGTHY SALES CYCLE MAKES IT DIFFICULT TO PREDICT OUR QUARTERLY RESULTS.

    A customer's decision to purchase our products typically involves that customer's senior information technology managers, because the customer applications to be built and deployed using our products are generally critical to the customer's business. We generally need to educate potential customers on the use, benefits and performance features of the SilverStream eXtend products. Our long sales cycle makes it difficult to predict the quarter in which sales may occur. The sale of our products is also subject to delays from the lengthy budgeting, approval and competitive evaluation processes that typically accompany significant information technology purchasing decisions. For example, customers frequently begin by evaluating our products on a limited basis and devote time and resources to testing our products before they decide whether or not to purchase a license for deployment. Customers may also defer orders as a result of anticipated releases of new products or enhancements by us or our competitors.

   OUR SALES ESTIMATES ARE SPECULATIVE AND MAY RESULT IN IMPROPER BUDGETING.

    We use a "pipeline" system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals, such as the date when they estimate that a customer will make a purchase decision and the potential dollar amount of the sale. We aggregate these estimates periodically in order to generate a sales pipeline and compare the pipeline at various points in time to look for trends in our business. While this pipeline analysis may provide us with some guidance in business planning and budgeting, these pipeline estimates are necessarily speculative and may not consistently correlate to revenues in a particular quarter or over a longer period of time. A variation in the conversion of the pipeline into contracts or in the pipeline itself could cause us to improperly plan or budget and thereby adversely affect our business or results of operations. In particular, as was the case in the second and third quarters of fiscal 2001, a slowdown in the economy may cause purchasing decisions to be delayed, reduced in amount or cancelled which will therefore reduce the overall license pipeline conversion rates in a particular period of time.

   FAILURE TO RETAIN OUR SALES AND MARKETING PERSONNEL WOULD HARM OUR BUSINESS.

    In order to increase market awareness of our products, market the SilverStream eXtend products to a greater number of organizations and generate increased revenue, our sales and marketing operations need to retain qualified personnel. If we are unable to retain qualified sales and marketing personnel, our business and operating results would be seriously harmed. Our products and services require a sophisticated sales effort targeted at senior information technology management of our prospective customers. New hires require extensive training and typically require at least six months to achieve full productivity. We have limited experience managing a large, expanding and geographically dispersed direct sales force. In addition, we have limited experience marketing our products broadly to a large number of potential customers.

   WE MAY NOT ACHIEVE THE ANTICIPATED BENEFITS OF OUR RECENT RESTRUCTURINGS

    In 2001, we restructured our operations through workforce reductions and office closures. Such restructurings could have an adverse effect on our business, and there can be no assurance that we will achieve the anticipated benefits of these restructurings. In addition, there can be no assurance that our workforce reductions will not have a material adverse effect on our business and operating results in the future.

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

   WE FACE RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS THAT COULD HARM OUR BUSINESS.

    To be successful, we believe we must continue to support our international operations and, therefore, we expect to commit resources to our international sales and marketing activities. However, we may not be able to maintain or increase market demand for our products which may harm our business. We are increasingly subject to a number of risks associated with international business activities which may increase our costs, lengthen our sales cycle and require significant management attention. These risks generally include:

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

   IF WE FAIL TO RESPOND TO RAPID TECHNOLOGICAL CHANGE AND EVOLVING INDUSTRY STANDARDS, OUR PRODUCTS MAY BECOME OBSOLETE.

    The markets for our products and services are marked by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. New products based on new technologies or new industry standards may quickly render an existing product obsolete and unmarketable. Any delays in our ability to develop and release enhanced or new products could seriously harm our business and operating results. Our technology is complex, and new products and product enhancements can require long development and testing periods. Our failure to conform to prevailing standards could negatively affect business and operating results.

   IN ORDER TO MANAGE OUR GROWTH AND EXPANSION, WE MUST IMPROVE OUR MANAGEMENT AND OPERATIONAL SYSTEMS ON A TIMELY BASIS.

    We have expanded our operations rapidly since inception. We intend to continue to pursue existing and potential market opportunities. This pursuit places a significant demand on management and operational resources. Our success depends on implementing additional management information systems, improving our operating, administrative, financial and accounting systems, procedures and controls, training new employees and maintaining close coordination among our executive, engineering, professional services, accounting, finance, marketing, sales and operations organizations. In addition, our growth has resulted, and any future growth will result, in increased responsibilities for management personnel.

   FAILURE TO RETAIN AND ATTRACT KEY PERSONNEL WOULD HARM OUR BUSINESS.

    Our success depends largely on the skills, experience and performance of the members of our senior management and other key personnel, including our President and Chief Executive Officer, David Litwack. If we lose one or more of the members of our senior management or other key employees, our business and operating results could be seriously harmed. In addition, our future success will depend largely on our ability to continue attracting, training, motivating and retaining highly skilled personnel. None of our senior management or other key personnel is bound by an employment agreement. Like other software companies in the Boston, Massachusetts area, we face competition for qualified personnel including software engineering, service and support, and sales and marketing personnel.

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

    WE MAY NOT ACHIEVE THE EXPECTED BENEFITS OF OUR RECENT ACQUISITIONS.

    During 2000, we acquired Power 2000, Inc., Excelnet Systems Limited and Bondi Software, Inc., providers of e-business services and solutions, and eObject, Inc., the developer of "enTellect", a java based framework for the access, control, personalization and metering of corporate resources. In the nine months ended September 30, 2001, we acquired E-Party Software, a Spanish distributor of our software, Waptop, a Danish wireless technology company, and Beijing SilverSolutions, a Chinese distributor of our software. Our failure to successfully address the risks associated with these acquisitions could have a material adverse effect on our ability to develop and market products based on the acquired technologies. We have just recently developed enhanced features to our SilverStream eXtend products and complementary products based on certain of these acquired technologies, and will continue to devote resources to product development, sales and marketing. The success of these acquisitions will depend on our ability to:

    -   successfully integrate and manage the acquired operations;

    - retain the necessary software developers and other key employees of the acquired businesses;

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

    Complex software products like ours can contain errors or defects, particularly when first introduced or when new versions or enhancements are released. Defects or errors in current or future products, including the SilverStream eXtend Application Server Version 3.7, SilverStream eXtend Director Version 3.0 and SilverStream eXtend Composer Version 3.0 could result in lost revenue or a delay in market acceptance, which would seriously harm our business and operating results. We have in the past discovered software errors in our new releases and new products after their introduction and expect that this will continue. Despite internal testing and testing by current and potential customers, our current and future products may contain serious defects.

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

   OUR BUSINESS MAY SUFFER IF WE CANNOT PROTECT OUR INTELLECTUAL PROPERTY.

    We have two patents issued, four pending U.S. patent applications and one foreign patent application but none may be issued from our existing patent applications. We rely on a combination of contractual provisions, confidentiality procedures, and patent, trademark, trade secret and copyright laws to protect the proprietary aspects of our technology. These legal protections afford only limited protection and competitors may gain access to our intellectual property which may result in the loss of our customers. In addition, despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use our proprietary information. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Any litigation could result in substantial costs and diversion of resources with no assurance of success and could seriously harm our business and operating results. In addition, we sell our products internationally, and the laws of many countries do not protect our proprietary rights as well as the laws of the United States. Our future patents, if any, may be successfully challenged or may not provide us with any competitive advantages.

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

    WE ARE PARTY TO SECURITIES CLASS ACTION LITIGATION WHICH MAY BE COSTLY TO DEFEND AND THE OUTCOME OF WHICH IS UNCERTAIN AND MAY HARM OUR BUSINESS.

    We and several of our officers and directors, as well as the underwriters who handled our public offerings, are named as defendants in several class action complaints which have been filed on behalf of certain of our stockholders who purchased securities between August 16, 1999 and December 6, 2000. These complaints allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. In particular, they allege, among other things, that there was undisclosed compensation received by the underwriters of our initial and secondary public offerings. The plaintiffs are seeking monetary damages, statutory compensation and other appropriate relief.

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

    Internationally, we invoice and receive payment from customers primarily in local currency. We are exposed to foreign exchange rate fluctuations in the rare case when customers are invoiced in local currency and payment is received in a currency other than local currency. We do not currently enter into foreign currency hedge transactions. Through September 30, 2001, foreign currency fluctuations have not had a material impact on our financial position or results of operations.

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

PART II.       OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

         Between June 22, 2001 and August 10, 2001, several purported class action lawsuits were filed in the United States District Court for the Southern District of New York against us and several of our officers and directors as well as against the underwriters who handled our August 16, 1999 initial public offering of common stock and our January 25, 2000 secondary offering. The complaints were filed allegedly on behalf of persons who purchased our common stock from August 16, 1999 through and including December 6, 2000. The complaints are similar, and allege violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, primarily based on the assertion that there was undisclosed compensation received by the underwriters in connection with the initial and secondary public offerings. The plaintiffs seek damages and statutory compensation in an amount to be determined at trial plus pre-judgment interest on any such amounts as may be awarded.

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

        (a)       Exhibits

10(1) Separation Agreement dated August 31, 2001 between SilverStream Software, Inc. and Robert Morris.


        (b)       Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         Dated: November 9, 2001        SILVERSTREAM SOFTWARE, INC.

                                        By: /s/ Craig A. Dynes
                                           ---------------------------------
                                                Craig A. Dynes
                                                Vice President, Chief Financial
                                                Officer, Secretary and Treasurer
                                                (Principal Financial Officer and
                                                Chief Accounting Officer)