Form 10-K
period 2001-12-31
SILVERSTREAM SOFTWARE INC
filed 2002-03-28
CIK 1042282

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-K
                                 ---------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

       Portions of the registrant's definitive proxy statement for its 2002 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year are incorporated by reference into Part III here of. As of February 22, 2002 there were 22,415,657 shares of the registrant's common stock outstanding.

       The aggregate market value of the voting Common Stock held by non-affiliates of the registrant was approximately $112.1 million based on the closing sale price of the Common Stock on the Nasdaq National Market on February 22, 2002 as reported in the Wall Street Journal.

                           SILVERSTREAM SOFTWARE, INC.
                     FISCAL YEAR 2001 FORM 10K ANNUAL REPORT

                                TABLE OF CONTENTS




                                                                             PAGE
  PART I
    Item 1.  Business.....................................................      3
    Item 2.  Properties...................................................     15
    Item 3.  Legal Proceedings............................................     15
    Item 4.  Submission of Matters to a Vote of Security Holders..........     15
  PART II
    Item 5.  Market for Registrant's Common Equity and Related
             Stockholders Matters.........................................     16
    Item 6.  Selected Financial Data......................................     17
    Item 7.  Management's Discussion and Analysis of Financial Condition       19
             and Results of Operations....................................
    Item 7A. Quantitative and Qualitative Disclosures about Market Risk...     26
    Item 8.  Financial Statements and Supplementary Data..................     27
    Item 9.  Changes in and Disagreements with Accountants on Accounting       46
             and Financial Disclosure.....................................
  PART III
    Item 10. Directors and Executive Officers of the Registrant...........     46
    Item 11. Executive Compensation.......................................     46
    Item 12. Security Ownership of Certain Beneficial Owners and               46
             Management...................................................
    Item 13. Certain Relationships and Related Transactions...............     46
  PART IV
    Item 14. Exhibits, Financial Statement Schedules and Reports on Form       47
             8-K..........................................................
Signatures................................................................     49

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

   SilverStream Software, Inc. ("we" or "the Company"), a Delaware corporation incorporated in May 1996, provides software products and services that enable organizations to more effectively conduct business using the Web. By providing software products and services for building, deploying and managing Web-based applications, we allow companies to deliver applications that have the breadth, depth and richness customers and trading partners expect. Our software products and services leverage the power of standards such as Java and XML to unify relevant information and services for our customers, partners and employees while enabling businesses to leverage prior technology investments.

   We believe our software products and services help our customers to rapidly deliver Web-based applications that are scalable, reliable and secure. Using our software products and services, organizations can create and deploy robust Web applications in diverse areas such as business-to-business integration, employee self-service, supply chain management, customer service, and enterprise portals.

     During the year ended December 31, 2001, more competitors entered the application server market at a time when the increased scope of the J2EE application server standard made differentiation between application servers difficult. Our SilverStream eXtend product suite offers functionality that is beyond the current J2EE standard and allows us to differentiate our product offerings from our application server competitors. For this reason, during the second half of the year ended December 31, 2001, we transitioned our focus from our application server to the full SilverStream eXtend web services product suite.

PRODUCTS AND SERVICES

PRODUCTS

   SILVERSTREAM EXTEND(TM)

   Our flagship product suite - SilverStream eXtend - is a comprehensive, integrated services environment that simplifies and accelerates the creation and delivery of Web services-oriented business applications. Our technology is based on the best of Java, XML, and Web Services, and enables organizations to rapidly deliver business applications to the Web. SilverStream eXtend gives customers a competitive advantage by unlocking the business value of existing systems and delivering relevant information to those who need it when they need it.

   SilverStream eXtend is made up of four fully integrated components:

     -    SilverStream eXtend Director
     -    SilverStream eXtend Composer
     -    SilverStream eXtend Application Server
     -    SilverStream eXtend Workbench

   A brief summary of each component is as follows:

         PRODUCT                     DESCRIPTION                   SHIPMENT DATES

eXtend Director     eXtend Director, which evolved from our  Version 3.0 shipped
                    ePortal product, is a true 100% J2EE     in December 2001.
                    application, deployable to multiple      First version
                    J2EE servers that makes it easier to     shipped in July 2000.
                    develop standards-based applications
                    that include personalization, workflow,
                    content management, user profiling,
                    wireless delivery, security, and
                    self-service portals. eXtend Director's
                    configurable architecture consists of a
                    set of loosely coupled subsystems, each
                    made of J2EE modules, that can stand
                    alone and be licensed separately by
                    independent software vendors, or ISV.



                    eXtend Director development software is
                    licensed on a per-user basis and deployment software is licensed on a per processor basis for unlimited users with no per seat or per connection charges.


eXtend Composer     eXtend Composer, which evolved from our xCommerce                     Version 3.0 shipped
                    product,  is a standards-based integration server                     in December 2001.
                    that supports the rapid creation, testing and                         First version
                    deployment of services-oriented applications (e.g.,                   shipped in July 2000.
                    Web Services). eXtend Composer uses XML as its native
                    data language and, therefore, easily delivers the
                    sophisticated any-to-any mapping capabilities
                    required by demanding enterprise and business-to-
                    business integrations. eXtend   Composer's Web
                    Services deliver connectivity to back-end databases,
                    transactional applications and message-based systems.
                    eXtend Composer-developed services support both
                    straight-thru and long-running transaction processing
                    patterns to support the broadest possible range of
                    services-based applications. eXtend Composer uniquely
                    deploys its execution components to market-leading
                    J2EE application servers, delivering enterprise-level
                    performance, scalability and fault tolerance.

                    eXtend Composer development software is
                    licensed on a per-user basis and deployment software is licensed on a per processor basis for unlimited users with no per seat or per connection charges

eXtend Application  eXtend Application Server provides a                                  Version 3.7 shipped
Server              complete foundation for building and in                               December 2000.
                    deploying cross-platform, high performance,                           First version
                    standards-based applications.  eXtend                                 shipped in November
                    Workbench, jBroker Web,  jBroker  MQ, and                             1997.
                    jBroker  ORB are included with the application
                    server to provide  the  tools  and  infrastructure
                    needed to build enterprise applications.

                    eXtend Application Server is available for Windows NT Workstation 4.0, Windows NT
                    Server 4.0, Windows 2000, Solaris 2.6,
                    Solaris 2.7 or Solaris 2.8, HP-UX 11.0, AIX
                    4.3, or Red Hat Linux 6.2, 7.1.

                    eXtend Application Server development
                    software is licensed on a per-user basis and deployment software is licensed on a per processor basis for unlimited users with no per seat or per connection charges.

eXtend Workbench    eXtend Workbench is a comprehensive                                   Version 1.1 shipped
                    environment built to simplify and                                     in November 2001.
                    accelerate the development and
                    deployment of J2EE and Web Services
                    applications. Developers can create a
                    Web Service using powerful wizards and
                    create J2EE deployment plans and
                    descriptors using visual editors all in
                    one integrated environment. eXtend
                    Workbench provides freedom and
                    flexibility with one-button deployment
                    to the leading J2EE certified
                    application servers. As part of the
                    SilverStream eXtend platform, eXtend
                    Workbench provides tight integration
                    with eXtend Director for rich
                    presentation capabilities and eXtend
                    Composer for industry leading XML
                    integration.

                    eXtend Workbench development software is licensed on a per-user or per-processor basis.

   SERVICES

   We offer consulting, education and technical support services that complement SilverStream eXtend. As of December 31, 2001, our services organization was comprised of 177 professionals. During the first quarter of fiscal 2002, we implemented a workforce reduction in connection with the restructuring of our operations. As a result, as of February 28, 2002, our services organization consisted of 162 professionals.

   To complement our services organization, we train and promote a broad network of SilverStream partners, ranging from international systems integrators and consulting firms to local consultants that offer consulting, education and technical support services. We encourage our customers to engage consultants, instructors and developers we have certified as being proficient with our products and whom we have designated Certified SilverStream Developers or Certified SilverStream Field Application Engineers.

   Consulting Services. We provide application engineering and implementation services to assist our customers in developing and implementing Web applications using SilverStream eXtend. Consulting services include advisory, prototyping, design, test and configuration, deployment and tuning services, and technical account management services. We generally provide our consulting services on a time and materials basis.

   Training Services. We offer our customers and partners introductory and advanced training in the use of SilverStream eXtend. Our employees as well as Certified SilverStream Trainers offer our training classes around the world. We price these services by the course.

   Technical Support Services. We believe that a high level of technical support services is critical to our customers' success and an important competitive advantage. We offer technical support to our customers, ranging from dedicated on-site support personnel, to telephone support from our Billerica, Brussels and Hong Kong offices during normal business hours, to 24-hour on-line support available through our Website. The pricing of our technical support services varies according to the level of support required.

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

   As of December 31, 2001, our sales and marketing organization consisted of 196 employees, of whom:

     -    50 are located in our headquarters in Billerica, Massachusetts,
     -    46 are located in sales offices in North America, and
     - 100 are located in sales offices in the United Kingdom, The Netherlands, Belgium, Germany, Norway, The Czech Republic, France, Luxembourg, Switzerland, Italy, China, Hong Kong, Singapore, Taiwan and Australia.

    During the first quarter of fiscal 2002, we implemented a workforce reduction in connection with the restructuring of our operations. As a result, as of February 28, 2002, our sales and marketing organization consisted of 161 professionals.

   We have three types of partners that either sell, or help us sell, our products:

     - value added reseller partners, or VAR partners, resell our products to customers;

     - system integrator and consulting partners introduce new potential customers to us and provide consulting services to our customers; and

     - independent software vendor partners, or ISV partners, use our products to create their own software products.

   We enter into partnership agreements with our partners that include some or all of the following terms and conditions:

     - term of agreement is generally one year with subsequent one-year renewals;

     -    grant of license to demonstrate, use and resell our products;

     -    grant of license to include our products in partner products;

     -    grant of license to use our trademarks;

     -    payment to us of initial and annual partnership fees; and

     - product discounts for value added resellers and independent software vendors.

   As of December 31, 2001, we had approximately 175 partners.

   Our products are also sold in Japan, South Africa, South America, Israel and the Middle East through distributors who sell our products and provide consulting, training and educational courses to customers in those countries. Our products allow customers to create applications in different languages. For example, in Japan, our distributor has translated our products into Kanji. See
Note 12 to our Consolidated Financial Statements in Item 8 for additional financial information about segment and geographic areas. We believe our future success depends upon supporting our international operations.

   We also have marketing relationships with other companies that have created commercial products that complement our products or that market and sell these complementary products. As of December 31, 2001, we had more than 100 of these technology alliance partners, including IBM Corporation, Rational Software Corporation, SAP AG, BEA Systems Inc., Oracle Corporation, Hewlett-Packard Company and Mercury Interactive Corporation. We work with these technology alliance partners to facilitate customers' use of our products with these technology alliance partners' products.

   Our marketing programs are designed to attract potential customers so that we, or one of our partners, can demonstrate our products and services directly to potential customers. We hold many seminars, some with our partners, send out direct mail and attend trade shows, and provide information about our company and our products on our Web site. We also conduct public relations activities, including interviews and demonstrations for industry analysts and product reviewers.

RESEARCH AND DEVELOPMENT

   As of December 31, 2001, we had 149 employees responsible for product development, quality assurance and documentation. Our research and development organization is divided into five teams: server, client, application development, quality assurance and documentation. During the first quarter of fiscal 2002, we implemented a workforce reduction in connection with the restructuring of our operations. As a result, as of February 28, 2002, our research and development organization consisted of 126 professionals.

   We are very focused on enhancing the scalability, performance and reliability of SilverStream eXtend. Our quality assurance department has a dedicated performance and tuning laboratory designed to improve the performance of our customers' Web-based applications.

   We have made, and expect to continue to make, a substantial investment in research and development. Research and development expenses were $19.4 million in 2001, $14.6 million in 2000 and $7.1 million in 1999. All of our software development costs have been expensed as incurred.

   While we have developed, and expect to continue to develop, new products and enhancements to existing products internally, we have also licensed, and expect to continue to license, software technology from third parties.

COMPETITION

   The market for Web-based application software and services is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and other market activities of industry participants. We expect competition to persist and intensify in the future. We encounter current or potential competition from a number of sources, including:

     - vendors of software and services that directly address elements of Web services applications;

     -    internally developed applications; and

     - developers of software that address only certain technology components of Web services applications (e.g. content management).

   Our software products compete with products from other vendors, including:
IBM Corporation, BEA Systems, Inc. Vignette Corporation, Art Technology Group, Inc. and Broadvision, Inc. In addition, we compete with various methods of application distribution and management, including the web browser, and with software vendors and others that have introduced software distribution capabilities into their products.

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

   We believe the primary factors upon which we compete with vendors of Web-based application software and services are:

     -    product performance and functionality;

     -    ease of use of our products;

     - ability of our products to handle large volumes of users and transactions;

     -    the extent to which our products adhere to industry standards;

     - the ability of our products to run on computer hardware from various manufacturers;

     -    the ability of our products to connect to various data sources;

     -    price; and

     -    customer service.

PROPRIETARY RIGHTS AND LICENSING

   Our success and ability to compete depend on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright laws and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We presently have four patents issued, four patent applications pending in the United States and four patent applications pending outside of the United States. We cannot predict whether any of the pending applications will result in any issued patents or, if patents are issued, any meaningful protection. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to "click-through" and, in some cases, signed license agreements, which impose restrictions on the licensee's ability to utilize the software. Finally, we seek to limit disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code. Due to rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product developments and enhancements to existing products are more important than the various legal protections of our technology to establishing and maintaining a technology leadership position.

   Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult and while we are unable to determine the extent to which piracy of our software exists, we expect software piracy to be a persistent problem. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such resulting litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology. Any failure by us to meaningfully protect our intellectual property could have a material adverse effect on our business, operating results and financial condition.

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

   We integrate third-party software into our products. This third-party software may not continue to be available on commercially reasonable terms. The third-party software that we license includes search engine, database, graphics, encryption and Java technologies, such as compiler, runtime environment and J2EE application program interfaces. These licensed components enhance features in our products but are not critical to the operation of our products. Some of these components are available, at no charge, to our customers from the supplier and are included in our products for customer convenience. In cases where the licensed component provides an operating feature, we believe there are alternative suppliers for the technology who may license their software to us. However, if we cannot maintain licenses to certain other third-party software included in our products, distribution of our products could be delayed until equivalent software could be developed or licensed and integrated into our products, which could materially adversely affect our business, operating results and financial condition.

EMPLOYEES

   As of December 31, 2001, we had a total of 599 employees of whom:

     -    149 were in research and development (126 as of February 28, 2002);

     -    196 were in sales and marketing (161 as of February 28, 2002);

     - 177 were in consulting, education and support (162 as of February 28, 2002); and

     -    77 were in finance and administration (58 as of February 28, 2002).

   Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. Our employees are not represented by any collective bargaining unit. We believe our relations with our employees are good.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

   This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statement that is not a statement of historical fact is a forward-looking statement. Use of words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," "should," "likely" or similar expressions indicate a forward-looking statement. Forward-looking statements involve risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from the forward-looking statements herein include the following:

  WE HAVE INCURRED SUBSTANTIAL LOSSES, WE EXPECT CONTINUED LOSSES AND CONTINUED LOSSES WILL HARM OUR BUSINESS.

  We have never been profitable. Our failure to significantly increase our revenue would seriously harm our business and operating results. We have experienced operating losses in each quarterly and annual period since inception in 1996, and we expect to incur significant losses in the future. We incurred net losses of $115.2 million (which included a charge for the impairment of goodwill of $34.8 million and special charges of $10.7 million) for the year ended December 31, 2001, $28.4 million for the year ended December 31, 2000 and $22.3 million for the year ended December 31, 1999. As of December 31, 2001, we had an accumulated deficit of $187.7 million. We will need to significantly increase our revenue to achieve and maintain profitability. If our revenue grows more slowly than we anticipate or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenue, our business will be materially and adversely affected.

  WE EXPECT TO DEPEND ON OUR SILVERSTREAM EXTEND (TM) PRODUCT SUITE AND RELATED SERVICES FOR A MAJORITY OF OUR REVENUE FOR THE FORESEEABLE FUTURE AND IF OUR SILVERSTREAM EXTEND PRODUCT SUITE DOES NOT ACHIEVE WIDESPREAD MARKET ACCEPTANCE, OUR BUSINESS AND RESULTS OF OPERATIONS WILL SUFFER.

  We expect to derive a majority of our revenue from our SilverStream eXtend product suite and related services. We introduced our SilverStream eXtend product suite to the marketplace during the third quarter of 2001 to enable companies to create Web Services from new and existing systems. The principal components of SilverStream eXtend are the SilverStream eXtend Director, SilverStream eXtend Composer, SilverStream eXtend Application Server and SilverStream eXtend Workbench. It is difficult to predict whether these product components will be successful, as the markets for them are at early stages of development. We cannot be certain that SilverStream eXtend will meet customer performance needs or expectations or that it will be free from significant bugs or defects. We also cannot be sure that our third-party distribution partners will actively market SilverStream eXtend, and it will be difficult to track their efforts. Our failure to achieve broad market acceptance of SilverStream eXtend would seriously harm our business and operating results.

  OUR BUSINESS WILL SUFFER IF WE DO NOT SUCCESSFULLY DEVELOP AND ENHANCE NEW AND EXISTING PRODUCT OFFERINGS.

  The introduction of products embodying new technologies, the emergence of new industry standards or changes in customer requirements could render our existing products obsolete and unmarketable. As a result, our success depends upon our ability to timely and effectively enhance existing products (such as our SilverStream eXtend product suite), respond to changing customer requirements and develop and introduce new products on a timely and cost-effective basis that keep pace with technological and market developments and emerging industry standards. Our technology is complex, and new products and product enhancements may require long development and testing periods. Any delays or difficulties in completing these new products or enhancements would seriously harm our business and operating results. In addition, we cannot be certain that new products, enhanced versions of our existing products or other complementary products will meet customer performance needs or expectations when shipped or that new versions will be free from significant software defects or bugs.

  IT IS DIFFICULT TO FORECAST REVENUES IN OUR INDUSTRY, AND THE FAILURE TO MEET EXPECTATIONS COULD CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

  Our operating expenses are largely based on anticipated revenue trends, and a high percentage of our expenses are and will continue to be fixed in the short-term. We may not be able to quickly reduce spending if our revenues are lower than we had projected. If we do not achieve our expected revenues, our operating results will be below our expectations and the expectations of investors and market analysts, which could cause the price of our common stock to decline.

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

  Our quarterly operating results may experience seasonal fluctuations. For instance, quarterly results may fluctuate based on our customers' calendar year budgeting cycles, deferral of customer orders in anticipation of product enhancements or new products, slow summer purchasing patterns in Europe and our compensation policies that tend to compensate sales personnel, typically in the latter half of the year, for achieving annual quotas.

  WE DEPEND ON INCREASED BUSINESS FROM OUR CURRENT AND NEW CUSTOMERS, AND ANY FAILURE TO GROW OUR CUSTOMER BASE OR GENERATE REPEAT BUSINESS WOULD HARM OUR OPERATING RESULTS.

  Failure to grow our customer base or generate repeat and expanded business from our current and new customers would seriously harm our business and operating results. Many of our customers initially make a limited purchase of our products and services for pilot programs. Many of these customers may not choose to purchase additional licenses to expand their use of our products. Also, many of these customers have not yet developed or deployed initial applications based on our products. If these customers do not successfully develop and deploy such initial applications, they may choose not to purchase deployment licenses or additional development licenses. Our business model depends on the expanded use of our products within our customers' organizations.

  In addition, our current customers may not require the functionality of new products or new versions of our products that we introduce, and may not ultimately license these products. Because the total amount of maintenance and support fees we receive in any period depends significantly on the size and number of licenses that we have previously sold, any downturn in our software license revenue would negatively impact our future maintenance and support revenue. In addition, if customers elect not to renew their maintenance agreements, our maintenance and support revenue could be significantly adversely affected.

  OUR MARKETS ARE HIGHLY COMPETITIVE, AND OUR FAILURE TO COMPETE SUCCESSFULLY WILL LIMIT OUR ABILITY TO RETAIN AND INCREASE OUR MARKET SHARE.

  The market for our products is highly fragmented, competitive with alternative computing architectures, and characterized by continuing technological developments, evolving and competing industry standards, and changing customer requirements. We expect competition to persist and intensify in the future.

  Our principal competitors include: other vendors of software that directly address elements of Web services applications, developers of software that address only certain technology components of Web services applications (e.g., content management) and internally developed applications. Some of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. Many of these companies can also leverage extensive customer bases, have broad customer relationships and broad industry alliances, including relationships with many of our current and potential customers. These companies may also have significantly more established customer support and professional services organizations. In addition, these companies may adopt aggressive pricing policies, may bundle their competitive products with broader product offerings or may introduce new products and enhancements.

  Competitive pressures may make it difficult for us to acquire and retain customers and may require us to reduce the price of our software. We cannot be certain that we will be able to compete successfully with existing or new competitors. Our failure to maintain and enhance our competitive position would limit our ability to retain and increase our market share, resulting in serious harm to our business and operating results.

  OUR LENGTHY SALES CYCLE AND DEPENDENCE ON LARGE ORDERS MAKES IT DIFFICULT TO PREDICT OUR QUARTERLY RESULTS.

  A customer's decision to purchase our products typically involves that customer's senior information technology managers because the customer applications to be built and deployed using our products are generally critical to the customer's business. We also must educate potential customers on the use, benefits and performance features of SilverStream eXtend. Our long sales cycle makes it difficult to predict the quarter in which sales may occur. Also, we derive a significant portion of our software license revenues in each quarter from a small number of relatively large orders. Acquisition of our products and services requires a large capital or other significant resource commitment. Accordingly, the sale of our products is subject to delays from the lengthy budgeting, approval and competitive evaluation processes that typically accompany significant information technology purchasing decisions. For example, customers frequently begin by evaluating our products on a limited basis and devote time and resources to testing our products before they decide whether or not to purchase a license for deployment. Customers may also defer orders as a result of anticipated releases of new products or enhancements by our competitors or us. In addition, as a result of the current economic slowdown and spending controls, our customers and prospects may defer large capital spending decisions, which, in turn, could result in shortfalls in our revenue and operating result expectations.

  OUR SALES ESTIMATES ARE SPECULATIVE AND MAY RESULT IN IMPROPER BUDGETING.

  We use a "pipeline" system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals, such as the date when they estimate that a customer will make a purchase decision and the potential dollar amount of the sale. We aggregate these estimates periodically in order to generate a sales pipeline and compare the pipeline at various points in time to look for trends in our business. While this pipeline analysis may provide us with some guidance in business planning and budgeting, these pipeline estimates are necessarily speculative and may not consistently correlate to revenues in a particular quarter or over a longer period of time. A variation in the conversion of the pipeline into contracts or in the pipeline itself could cause us to improperly plan or budget and thereby adversely affect our business or results of operations. In particular, as was the case during fiscal 2001, a slowdown in the economy may cause purchasing decisions to be delayed, reduced in amount or canceled, which will therefore reduce the overall license pipeline conversion rates in a particular period.

  WE FACE RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS THAT COULD HARM OUR BUSINESS.

  To be successful, we believe we must continue to support our international operations and, therefore, we expect to commit resources to our international sales and marketing activities. However, we may not be able to maintain or increase market demand for our products, which may harm our business. We are increasingly subject to a number of risks associated with international business activities which may increase our costs, lengthen our sales cycle and require significant management attention. These risks generally include:

     - increased expenses associated with customizing products for foreign countries;

     -    general economic conditions in our international markets;

     -    currency exchange rate fluctuations;

     - unexpected changes in regulatory requirements resulting in unanticipated costs and delays;

     -    tariffs, export controls and other trade barriers;

     - longer accounts receivable payment cycles and difficulty in collecting accounts receivable; and

     - potentially adverse tax consequences, including restrictions on the repatriation of earnings.

  FAILURE TO RETAIN OUR SALES AND MARKETING PERSONNEL WOULD HARM OUR BUSINESS.

  In order to increase market awareness of our products, market SilverStream eXtend to a greater number of organizations and generate increased revenue, our sales and marketing operations need to retain qualified personnel. If we are unable to retain qualified sales and marketing personnel, our business and operating results would be seriously harmed. Our products and services require a sophisticated sales effort targeted at senior information technology management of our prospective customers. New hires require extensive training and typically require at least six months to achieve full productivity. We have limited experience managing a large and geographically dispersed direct sales force. In addition, we have limited experience marketing our products broadly to a large number of potential customers, and our inability to do so could impede our ability to compete effectively.

  WE MAY NOT ACHIEVE THE ANTICIPATED BENEFITS OF OUR RECENT RESTRUCTURINGS.

  During the first quarter of 2002 and in 2001, we restructured our operations through workforce reductions and office closures. Such restructurings could have an adverse effect on our business, including on our ability to attract and retain customers and employees, and there can be no assurance that we will achieve the anticipated financial benefits of these restructurings. In addition, there can be no assurance that our workforce reductions will not have a material adverse effect on our business and operating results in the future.

  FAILURE TO MAINTAIN EXISTING, OR INCREASE THE NUMBER OF, THIRD-PARTY DISTRIBUTION RELATIONSHIPS MAY LIMIT OUR ABILITY TO PENETRATE THE MARKET.

  We have a limited number of third-party distribution agreements and we may not be able to increase the number of our distribution relationships or maintain our existing relationships. In addition, any expansion of such distribution relationships may not result in revenue increases. Our failure to increase the number of our distribution relationships or maintain our existing relationships may limit our ability to penetrate the market.

  FAILURE TO ATTRACT AND RETAIN SKILLED SERVICE PERSONNEL WOULD HARM OUR
BUSINESS.

  A significant portion of our revenues has historically been attributable to our services business, including application engineering, implementation, training, support, and education of third-party resellers, systems integrators and consultants on how to provide similar services. If we fail to attract, train and retain the skilled persons who deliver these services, or fail to educate third-party resellers, systems integrators and consultants on how to provide similar services, our business and operating results would be harmed.

  LOSS OF REVENUES FROM OUR SERVICE OFFERINGS OR OUR INABILITY TO PROVIDE SERVICE OFFERINGS COULD HARM OUR BUSINESS AND FINANCIAL RESULTS.

  While we expect to continue to provide consulting, education and technical support services that complement our products, we anticipate a diminished focus on our consulting business and have reduced capacity accordingly. If demand for consulting services increases significantly, our diminished focus on consulting services could create a competitive disadvantage in our ability to license our products, which could have a material adverse effect on our business and financial results. In addition, services cost as a percentage of services revenue can be expected to vary significantly from period to period depending on the mix of services we provide, whether such services are provided by us or third-party contractors, and overall utilization rates.

  OUR FUTURE SUCCESS DEPENDS ON CONTINUED USE OF THE INTERNET AND GROWTH OF ELECTRONIC BUSINESS.

  Our future success depends heavily on the acceptance and wide use of the Internet for electronic business. If electronic business does not continue to grow or grows more slowly than expected, demand for our products and services will be reduced. Consumers and businesses may not embrace the Internet as a primary commercial medium for a number of reasons, including potentially inadequate network infrastructure, slow development of enabling technologies, insufficient commercial support, or privacy concerns. The Internet's infrastructure may not be able to support the demands placed on it by increased usage. In addition, delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, imposition of new or higher taxes on electronic commerce, or increased governmental regulation, could diminish usage of the Internet as a commercial medium. Even if the required infrastructure, standards, protocols and complementary products, services or facilities are developed, we may incur substantial expenses adapting our solutions to changing or emerging technologies.

  ANY FUTURE GROWTH AND EXPANSION MAY REQUIRE US TO IMPROVE OUR MANAGEMENT AND OPERATIONAL SYSTEMS ON A TIMELY BASIS.

  Any future growth could place a significant demand on our management and operational resources. Future growth and expansion may require us to implement additional management information systems, improve our operating, administrative, financial and accounting systems, procedures and controls, train new employees and maintain close coordination among our executive, engineering, professional services, accounting, finance, marketing, sales and operations organizations. There can be no assurance any expenditures made in anticipation of future growth would be offset by increased revenues.

  FAILURE TO RETAIN AND ATTRACT KEY PERSONNEL WOULD HARM OUR BUSINESS.

  Our success depends largely on the skills, experience and performance of the members of our senior management and other key personnel, including our President and Chief Executive Officer, David Litwack. The loss of one or more of certain members of our senior management or other key employees would seriously harm our business and operating results. In addition, our future success will depend largely on our ability to continue attracting, training, motivating and retaining highly skilled personnel. None of our senior management or other key personnel is bound by an employment agreement. Like other software companies in the Boston, Massachusetts area, we face competition for qualified personnel including software engineering, service and support, and sales and marketing personnel.

  AN INABILITY TO CONTINUE INCLUDING THIRD-PARTY SOFTWARE AND TECHNOLOGY IN OUR PRODUCTS AND OUR BUSINESS WOULD ADVERSELY AFFECT OUR PRODUCT DEVELOPMENT EFFORTS.

  Our products embed and/or rely upon third-party search engines, database, graphics, encryption and Java technologies, such as compiler, runtime environment and J2EE application program interfaces. There are inherent limitations in the use and capabilities of much of the technology that we license from third parties. Although certain third-party software in our products are not critical to the operation of our products, our business would be seriously harmed if the providers from whom we license certain other software and technology ceased to deliver and support reliable products, enhance their current products in a timely fashion or respond to emerging industry standards. In addition, third-party software may not continue to be available to us on commercially reasonable terms or at all. Many of these licenses are subject to periodic renewal. If we cannot maintain licenses to key third-party software, shipments of our products could be delayed until equivalent software could be developed or licensed and integrated into our products, or we might be forced to limit the features available in our current or future product offerings. Either alternative could materially adversely affect our business, operating results and financial condition.

  OUR BUSINESS WOULD BE HARMED IF THE JAVA PROGRAMMING LANGUAGE LOSES MARKET ACCEPTANCE OR IF WE WERE UNABLE TO CONTINUE USING JAVA.

  All of our products are almost entirely written in Java and require a Java virtual machine made available by Sun Microsystems in order to operate. Java is a relatively new language and was developed primarily for the Internet and corporate intranet applications. It is still too early to determine whether Java will achieve greater acceptance as a programming language and platform for enterprise applications. If Java does not continue to be widely adopted, or is adopted more slowly than anticipated, our business will suffer. In addition, Sun may not continue to make the Java virtual machines available at commercially reasonable terms or at all. Furthermore, if Sun were to make significant changes to the Java language or its Java virtual machines, or fail to correct defects and limitations in these products, our ability to continue to improve and ship our products could be impaired. In the future, our customers may also require the ability to deploy our products on platforms for which technically acceptable Java implementations either do not exist or are not available on commercially reasonable terms.

  WE MAY NOT ACHIEVE THE EXPECTED BENEFITS OF OUR RECENT TECHNOLOGY
ACQUISITIONS.

  Since 1999, we have made a number of strategic technology acquisitions. Our failure to successfully address the risks associated with these acquisitions could have a material adverse effect on our ability to develop and market products based on the acquired technologies.

  We have just recently developed enhanced features to our SilverStream eXtend product suite based on certain of these acquired technologies, and will continue to devote resources to product development, sales and marketing. The success of these acquisitions will depend on our ability to:

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

  WE MAY NOT ACHIEVE THE EXPECTED BENEFITS OF ANY FUTURE ACQUISITIONS

  In order to remain competitive, we may find it necessary to acquire additional businesses, products or technologies that we believe would complement our business strategy. We cannot be certain such acquired businesses will be complementary to our long-term business strategy. For example, in 2000 and 2001, we acquired several consulting and distributor businesses to expand our consulting service business. During the fourth quarter of 2001, we made a strategic decision to scale back our consulting business. As a result of this decision and other factors, we have recorded a $34.8 million charge for the impairment of goodwill. Any inability to achieve anticipated benefits from future acquisitions may adversely affect our revenue.

  ANY FUTURE ACQUISITIONS COULD DISRUPT OUR BUSINESS AND CONSEQUENTLY HARM OUR FINANCIAL CONDITION.

  Acquisitions entail numerous risks, including the risk that we will not successfully assimilate the acquired operations and products, or retain key employees of the acquired operations. There are also risks relating to the diversion of our management's attention, and difficulties and uncertainties in our ability to maintain the key business relationships that the acquired entities have established. If we identify an appropriate acquisition candidate, we may be unable to negotiate the terms of the acquisition successfully, finance the acquisition, or integrate the acquired business, products or technologies into our existing business and operations. If we consummate one or more significant acquisitions in which the consideration consists of stock or other securities, our stockholders' equity could be significantly diluted. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash to consummate an acquisition. Acquisition financing may not be available on favorable terms, or at all.

  CHANGES IN ACCOUNTING REGULATIONS COULD CAUSE US TO DEFER RECOGNITION OF REVENUE OR RECOGNIZE LOWER REVENUE AND PROFITS.

  Although we use standardized license agreements designed to meet current revenue recognition criteria under generally accepted accounting principles, we must often negotiate and revise terms and conditions of these standardized agreements, particularly in larger license transactions. Negotiation of mutually acceptable terms and conditions can extend the sales cycle and, in certain situations, may require us to defer recognition of revenue on the license. While we believe that we are in compliance with Statement of Position 97-2, "Software Revenue Recognition," as amended, the American Institute of Certified Public Accountants continues to issue implementation guidelines for these standards, and the accounting profession continues to discuss a wide range of potential interpretations. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). We adopted the provisions of SAB 101 in our first fiscal quarter of 2000. Additional implementation guidelines and changes in interpretations of such guidelines could lead to unanticipated changes in our current revenue accounting practices that could cause us to defer the recognition of revenue to future periods or to recognize lower revenue and profits. See also the discussion under the heading "Critical Accounting Policies" under Item 7 below.

  OUR SOFTWARE PRODUCTS MAY CONTAIN ERRORS OR DEFECTS THAT COULD RESULT IN LOST REVENUES, DELAYED OR LIMITED MARKET ACCEPTANCE OR PRODUCT LIABILITY CLAIMS WITH SUBSTANTIAL LITIGATION COSTS.

  Despite internal testing and testing by current and potential customers, our current and future products may contain errors or defects, particularly when first introduced or when new versions or enhancements are released. Defects or errors in current or future products, including the SilverStream eXtend Director Version 3.0, SilverStream eXtend Composer Version 3.0, SilverStream eXtend Application Server Version 3.7 and SilverStream eXtend Workbench 1.1, could result in lost revenue or a delay in market acceptance, which would seriously harm our business and operating results. We have in the past discovered software errors in our new releases and new products after their introduction, and expect that this will continue.

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

  OUR BUSINESS MAY SUFFER IF WE CANNOT PROTECT OUR INTELLECTUAL PROPERTY.

  We have four patents issued, four pending U.S. patent applications and four pending foreign patent applications, but none may be issued from our existing patent applications. We rely on a combination of contractual provisions, confidentiality procedures, and patent, trademark, trade secret and copyright laws to protect the proprietary aspects of our technology. These legal protections afford only limited protection and competitors may gain access to our intellectual property which may result in the loss of our customers. In addition, despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use our proprietary information. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Any litigation could result in substantial costs and diversion of resources with no assurance of success and could seriously harm our business and operating results. In addition, we sell our products internationally, and the laws of many countries do not protect our proprietary rights as well as the laws of the United States. Our future patents, if any, may be successfully challenged or may not provide us with any competitive advantages.

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

  WE COULD INCUR SUBSTANTIAL COSTS DEFENDING OUR INTELLECTUAL PROPERTY FROM INFRINGEMENT OR A CLAIM OF INFRINGEMENT.

  Other companies, including our competitors, may obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to make, use or sell our products. As a result, we may be found to infringe on the proprietary rights of others. In the event of a successful claim of infringement against us and our failure or inability to license the infringed technology, our business and operating results would be significantly harmed. Companies in the software market and the Internet market are increasingly bringing suits alleging infringement of their proprietary rights, particularly patent rights. Any litigation or claims, whether or not valid, could result in substantial costs and diversion of resources with no assurance of success. Intellectual property litigation or claims could force us to do one or more of the following:

     - cease selling and incorporating, or using products or services that incorporate, the challenged intellectual property;

     - obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms; and

     -    redesign products or services.


  FUTURE REGULATIONS COULD BE ENACTED THAT RESTRICT OUR BUSINESS.

  The United States government regulates the export of encryption technology, which our products incorporate. If our export authority is revoked or modified, if our software is unlawfully exported or if the United States government adopts new legislation or regulations restricting export of software and encryption technology, our business, operating results and financial condition could be materially adversely affected. Current or future export regulations may limit our ability to distribute our software outside the United States. Although we take precautions against unlawful export of our software, we cannot effectively control the unauthorized distribution of software across the Internet.

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

  WE ARE PARTY TO SECURITIES CLASS ACTION LITIGATION WHICH MAY BE COSTLY TO DEFEND AND THE OUTCOME OF WHICH IS UNCERTAIN.

  We and several of our officers and directors, as well as the underwriters who handled our public offerings, are named as defendants in several class action complaints which have been filed on behalf of certain of our stockholders who purchased securities between August 16, 1999 and December 6, 2000. These complaints allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. In particular, they allege, among other things, that there was undisclosed compensation received by the underwriters of our initial and secondary public offerings. The plaintiffs are seeking monetary damages, statutory compensation and other relief that may be deemed appropriate by the court.

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

  OUR STOCK PRICE MAY BE VOLATILE.

  The market price of our common stock has been highly volatile and has fluctuated significantly. We believe that it may continue to fluctuate significantly in the future in response to the following factors, some of which are beyond our control:

     -    variations in quarterly operating results;

     -    changes in financial estimates by securities analysts;

     -    changes in market valuations of Internet software companies;

     - announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

     - loss of a major customer or failure to complete significant license transactions;

     -    additions or departures of key personnel;

     -    difficulties in collecting accounts receivable;

     -    future sales of common stock; and

     - general fluctuations in stock market prices and volumes of Internet and software companies.


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

ITEM 3.  LEGAL PROCEEDINGS

  We and several of our officers and directors, as well as the underwriters who handled our public offerings, are named as defendants in several class action complaints which have been filed on behalf of certain of our stockholders who purchased securities between August 16, 1999 and December 6, 2000. These complaints allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. In particular, they allege, among other things, that there was undisclosed compensation received by the underwriters of our initial and secondary public offerings. The plaintiffs are seeking monetary damages, statutory compensation and other relief that may be deemed appropriate by the court.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)   Price Range of Common Stock

   Our common stock is listed on the Nasdaq National Market under the symbol "SSSW." The following table setS forth, for the periods indicated, the high and low sale price per share of the common stock on the Nasdaq National Market:

                                    High     Low
Year Ended December 31, 2001
First Quarter                      $20.25   $9.00
Second Quarter                      10.36    5.81
Third Quarter                        7.55    3.15
Fourth Quarter                       7.28    3.15

Year Ended December 31, 2000
First Quarter                    $ 124.63  $59.56
Second Quarter                      57.75    25.38
Third Quarter                       58.75    24.00
Fourth Quarter                      29.06    15.06


   As of February 22, 2002, there were 22,415,657 shares of the Common Stock outstanding held by approximately 281 holders of record. The number of holders of record does not include stockholders who hold their shares in "street name" through accounts with a broker or similar accounts.

   We have never paid or declared any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operations of our business. Our existing term loan prohibits the payment of dividends without the consent of the lender.

   On December 13, 1999, pursuant to the terms of an Agreement and Plan of Merger dated as of December 13, 1999 between SilverStream, SilverStream Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of SilverStream, and GemLogic, Inc., a Connecticut corporation, SilverStream acquired GemLogic through a merger of SilverStream Acquisition Corp. with and into GemLogic. The merger agreement provided that the GemLogic stockholders would exchange their outstanding shares of GemLogic capital stock for approximately 114,456 shares of our common stock. Pursuant to the terms of the merger agreement, we issued an additional 73,298 shares of our common stock on February 15, 2001, an additional 180,642 shares of our common stock on July 5, 2001 and an additional 211,082 shares of our common stock on January 31, 2002 to the shareholders of GemLogic, due to the achievement of certain goals and deliverables. We issued these shares in reliance on the exemption from registration contained in Regulation D promulgated under the Securities Act of 1933, as amended. No underwriters were involved in connection with the issuance and sale of these shares.

   (b) Use of Proceeds from Sales of Registered Securities

   On August 20, 1999 and August 26, 1999 we closed our initial public offering of our common stock. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Registration No. 333-80553) that was declared effective by the Securities and Exchange Commission on August 16, 1999. After deducting the underwriting discounts and commission and the offering expenses, we received net proceeds from the offering of approximately $49.6 million.

   As of the date hereof, we have spent all of the net proceeds from our initial public offering. These net proceeds, in addition to the net proceeds generated from our secondary public offering, have been used primarily to fund our working capital, capital expenditures and general corporate needs. In addition, we used $31.7 million to acquire ObjectEra, eObject, Power 2000, Excelnet Systems, Bondi Software, E-Party Software, the wireless application division of Waptop Holdings and Beijing Silversolutions.

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


                                                                                       YEAR ENDED
                                                                                      DECEMBER 31,
                                                       2001              2000              1999              1998              1997
                                                -----------------  ----------------  ----------------  ----------------  ----------
                                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Consolidated Statement of Operations Data:
Revenue:
  Software license                               $     31,744      $     40,859      $     13,826      $      5,983      $     249
  Services                                             36,191            39,725             9,239               825             --
                                                 ------------      ------------      ------------      ------------      ---------
          Total revenue                                67,935            80,584            23,065             6,808            249
Cost of revenue:
  Software license                                        508             2,501             1,412              767              90
  Services                                             42,900            35,057            10,253             1,414            282
                                                 ------------      ------------      ------------      ------------      ---------
          Total cost of revenue                        43,408            37,558            11,665             2,181            372
                                                 ------------      ------------      ------------      ------------      ---------
Gross profit (loss)                                    24,527            43,026            11,400             4,627           (123)
Operating expenses:
  Sales and marketing                                  44,615            44,071            20,419            10,776          3,854
  Research and development                             19,431            14,577             7,090             5,070          2,622
  General and administrative                           16,003            11,231             4,301             2,141          1,961
  Compensation charge for issuance of stock
     options                                            3,093             2,329               439                --             --
  Amortization of goodwill                             18,158            11,309               385                --             --
  Impairment of goodwill                               34,844                --                --                --             --
  Special charges                                      10,658                --                --                --             --
  In-process research and development charge               --                --             1,987                --             --
                                                 ------------      ------------      ------------      ------------      ---------
          Total operating expenses                    146,802            83,517            34,621            17,987          8,437
                                                 ------------      ------------      ------------      ------------      ---------
Loss from operations                                 (122,275)          (40,491)          (23,221)          (13,360)        (8,560)
Other income, net                                       7,091            12,125             1,232               475            225
                                                 ------------      ------------      ------------      ------------      ---------
Net loss                                         $   (115,184)     $    (28,366)     $    (21,989)     $    (12,885)     $  (8,335)
Beneficial conversion feature in
  Series D preferred stock                                 --                --              (263)               --             --
                                                 ------------      ------------      ------------      ------------      ---------
Net loss applicable to common
  stockholders                                   $   (115,184)     $    (28,366)     $    (22,252)     $    (12,885)     $  (8,335)
                                                 ============      ============      ============      ============      =========

Basic and diluted net loss per share
  applicable to common
  stockholders                                   $      (5.27)     $      (1.44)     $      (2.64)     $      (4.89)     $  (10.61)
Weighted-average common shares used
  in computing basic and diluted net
  loss per share                                   21,859,723        19,697,498         8,419,116         2,632,496        785,548

                                                                        AT DECEMBER 31,
                                                   2001          2000          1999         1998          1997
                                                 -------      --------     ----------   ---------     ---------
                                                                        IN THOUSANDS

CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents                        $ 87,932     $ 86,481     $ 46,799     $  1,199      $ 16,649
Working capital                                   124,823      188,302       40,549        5,119        16,349
Total assets                                      199,265      313,738       80,663       10,014        18,956
Long-term debt and obligations under capital
   leases, less current portion                        --          358          509          325           295
Redeemable convertible preferred stock                 --           --           --       11,638        11,638
Total stockholders' equity (deficit)              178,102      280,141       63,585       (5,048)        5,944

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

OVERVIEW

   We provide software products and services that enable organizations to more effectively conduct business using the Web. By providing software products and services for building, deploying and managing Web-based applications, we allow companies to deliver applications that have the breadth, depth and richness customers and trading partners expect. Our software products and services leverage the power of standards such as Java and XML to unify relevant information and services for our customers, partners and employees while enabling businesses to leverage prior technology investments.

   We believe our software products and services help our customers to rapidly deliver Web-based applications that are scalable, reliable and secure. Using our software products and services, organizations can create and deploy robust Web applications in diverse areas such as business-to-business integration, employee self-service, supply chain management, customer service, and enterprise portals.

   We market and sell our software products and services globally through our direct sales force and a network of independent software vendors, systems integrators, consulting partners and distributors. To date, we have licensed our software products to more than 1,700 customers in a wide variety of industries, including insurance, communications, financial services, government, manufacturing, oil and gas, pharmaceutical, technology and transportation.

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

   Sales to independent software vendors (ISVs) under our former ISV program were deferred and recognized as revenue ratably over the anticipated period of performance for services under the agreement, which was generally 12 months, as vendor specific objective evidence (VSOE) of fair value was not available for such services. During the third quarter of 2001, we instituted a new ISV program (SilverNet Partner Program). The SilverNet Partner Program is a multiple element arrangement consisting of software products, consulting, training and support services and post-contract customer support. Such services must be taken over a fixed period and VSOE is available for all elements. Accordingly, revenue earned under the SilverNet Partner Program is allocated to each element based on the relative fair values of those elements based on VSOE. Revenue from software products is recognized when the product is delivered, revenue from services is recognized as the services are provided to the customer, and revenue for post-contract customer support is recognized ratably over the term of the agreement.

   We recognize revenue from the sale of technical support services ratably over the maintenance term and revenue from the sale of consulting and education services as the services are performed.

   Customer advance and billed amounts due from customers in excess of revenue recognized are recorded as deferred revenue and recognized as the services are delivered.

   Our cost of software license revenue includes royalties paid to third parties for technology included in our products, cost of manuals and product documentation, media used to deliver our products, shipping costs and fulfillment costs. Our cost of services revenue includes salaries and related expenses for our consulting, education and technical support services organizations, costs of third parties contracted to provide consulting services to customers and an allocation of our facilities, communications and depreciation expenses.

   Our operating expenses are classified into seven general categories: sales and marketing, research and development, general and administrative, compensation charge for issuance of stock options, goodwill amortization, impairment of goodwill and special charges. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations, marketing materials, advertising campaigns and tradeshows. Research and development expenses consist primarily of personnel costs to support product development. General and administrative expenses consist primarily of salaries and other related costs for general management, operations and finance employees, legal and accounting services and facilities-related expenses. Compensation charge for the issuance of stock options represents the difference between the exercise price of options granted and the estimated fair market value of the underlying common stock on the date of the grant or the fair value of the award, depending on the facts and circumstances. Goodwill amortization relates to our acquisitions made to support our business strategy. Impairment of goodwill represents the amount by which the carrying amount of our goodwill exceeded its fair value. Special charges relate to the restructuring of our operations and the write-down of an impaired investment.

   Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and professional services departments, and to establish an administrative organization. As a result, we have incurred net losses in each fiscal quarter since inception and had an accumulated deficit of $187.7 million as of December 31, 2001. Our limited operating history makes it difficult for us to predict future operating results and, accordingly, there can be no assurance that we will sustain revenue growth or achieve profitability.

CRITICAL ACCOUNTING POLICIES

   We consider certain accounting policies related to revenue recognition, accounts receivable and reserves, impairment of goodwill and special charges to be critical policies due to the estimation process involved in each.

   Revenue Recognition. Most of our sales arrangements require significant revenue recognition judgments, particularly in the area of collectibility. The assessment of collectibility is particularly critical in determining whether or not revenue should be recognized in the current market environment. In addition, many of our sales arrangements contain multiple elements such as software products, services and post-contract customer support. Revenue earned on such arrangements is typically allocated to each element based on the relative fair values of those elements based on vendor specific objective evidence. For the year ended December 31, 2001, vendor specific objective evidence is limited to the price charged when the element is sold separately or, for an element not being sold separately, the price established by management having the relevant authority.

   Accounts Receivable and Reserves. We are required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables including the current credit-worthiness of each customer. Significant changes in required reserves have been recorded in recent periods and may occur in the future due to the current market environment.

   Impairment of Goodwill. In assessing the recoverability of our goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the goodwill. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for the goodwill not previously recorded. On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and will be required to analyze goodwill for impairment during the first six months of fiscal 2002, and then on a periodic basis thereafter. During the year ended December 31, 2001, we recorded an impairment loss related to goodwill in the amount of $34.8 million.

   Special Charges. During fiscal year 2001, we recorded reserves in connection with our restructuring programs. These reserves include estimates pertaining to employee termination benefits and costs to exit leased office space. Although we do not anticipate significant changes, actual costs may differ from these estimates.

RESULTS OF OPERATIONS

   The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our consolidated statements of operations.

                                                   YEAR ENDED
                                                  DECEMBER 31,
                                             2001    2000       1999
                                             ----    ----       ----
Revenue:
  Software license......................     46.7%    50.7%     59.9%
  Services..............................     53.3     49.3      40.1
                                            -----    -----     -----
          Total revenue.................    100.0    100.0     100.0
                                            -----    -----     -----
Cost of revenue:
  Software license......................      0.7      3.1       6.1
  Services..............................     63.2     43.5      44.5
                                            -----    -----     -----
          Total cost of revenue.........     63.9     46.6      50.6
                                            -----    -----     -----
Gross profit............................     36.1     53.4      49.4
Operating expenses:
  Sales and marketing...................     65.7     54.7      88.5
  Research and development..............     28.6     18.1      30.7
  General and administrative............     23.6     13.9      18.6
  Compensation charge for issuance of
     stock options......................      4.5      2.9       1.9
  Amortization of goodwill..............     26.7     14.0       1.7
  Impairment of goodwill................     51.3      0.0       0.0
  Special charges.......................     15.7      0.0       0.0
  In-process research and development
     charge.............................      0.0      0.0       8.7
                                              ---      ---       ---
          Total operating expenses......    216.1    103.6     150.1
                                            -----    -----     -----
Loss from operations....................   (180.0)   (50.2)   (100.7)
Other income, net.......................     10.4     15.0       5.4
                                           ------    ------    ------
Net loss................................   (169.6)%  (35.2)%   (95.3)%
                                           =======   ======    ======

YEAR ENDED DECEMBER 31, 2001 COMPARED TO 2000

  REVENUE

     Total revenue decreased 16% to $67.9 million for the year ended December 31, 2001 from $80.6 million for the year ended December 31, 2000. This decrease, which occurred in both software licenses and services revenue, was attributable to lower demand for software licenses and services. The lower demand, we believe, was caused by customer budget reductions due to a weaker economy and a slowdown in software implementation due to overaggressive purchasing in 1999 and 2000. In addition, during fiscal 2001, more competitors entered the application server market at a time when the increased scope of the J2EE application server standard made differentiation between application servers difficult. This had further negative impact on our revenue. Our SilverStream eXtend product suite offers functionality that is beyond the current J2EE standard and allows us to differentiate our product offerings from our application server competitors.
For this reason, during the second half of fiscal 2001, we transitioned our sales and marketing focus from our application server to the full SilverStream eXtend web services product suite.

   Revenue from international sales increased to $29.5 million, or 44% of total revenue, for the year ended December 31, 2001 from $26.5 million, or 33% of total revenue, for the year ended December 31, 2000. This increase in international sales resulted from the expansion of our international customer base.

   While we expect to continue to provide consulting, education and technical support services that complement our products, we anticipate a diminished focus on our consulting business. As a result, in future periods, we expect services revenue as a percentage of total revenue to decrease.

  COST OF REVENUE

   Software License. Cost of software license revenue decreased 80% to $508,000 for the year ended December 31, 2001 from $2.5 million for the year ended December 31, 2000. This decrease is attributable to the decrease in software license sales coupled with lower costs associated with our newer SilverStream eXtend product suite, which contains fewer sublicensed components than our original Application Server product. We expect software license costs to increase, in connection with any increase in license revenue, from additional customer licensing of SilverStream eXtend (both domestically and internationally) as well as the licensing of additional third-party technology that we may choose to embed in our product offerings.

   Services. Cost of services revenue increased 22% to $42.9 million for the year ended December 31, 2001 from $35.1 million for the year ended December 31, 2000. This increase is due to additional consulting, education and technical support personnel coupled with a rise in the utilization of consulting subcontractors. Service costs as a percentage of service revenue can be expected to vary significantly from period to period depending on the mix of services we provide, whether such services are provided by us or third-party contractors, and overall utilization rates. In the year ended December 31, 2001, service costs were higher than service revenue. During this period, demand for consulting services changed so rapidly that it was difficult to balance consulting resources with demand across geographic regions. As a result, there were regions where demand was so great that consulting subcontractors were engaged to meet customer demand while other regions experienced unforeseen cancellations and delays due to concerns over economic conditions. In these regions, consulting utilization decreased dramatically. In order to lower the cost of services, during the second and third quarters of 2001 and the first quarter of 2002, we reduced the number of consultants. We will continue to monitor productivity and headcount levels in the upcoming periods and may incur additional costs to further align our cost structure with our current and forecasted revenue base.

  OPERATING EXPENSES

   Sales and Marketing. Sales and marketing expenses increased 1% to $44.6 million for the year ended December 31, 2001 from $44.1 million for the year ended December 31, 2000. The increase is attributable to a rise in our worldwide sales employees during the first half of fiscal 2001. In order to better align costs with revenue, during the second and third quarters of 2001 and the first quarter of 2002, we restructured our operations, including our sales and marketing organizations, which resulted in a reduction in the number of sales and marketing personnel. In addition, we implemented cost controls and took measures to improve efficiency and performance. As a result, we anticipate that sales and marketing expenses will be lower in the foreseeable future and we will continue to monitor productivity and headcount levels in the upcoming periods.

   Research and Development. Research and development expenses increased 33% to $19.4 million for the year ended December 31, 2001 from $14.6 million for the year ended December 31, 2000. The increase is primarily attributable to additional research and development personnel to support our product development activities. At any point in time, we have many research and development projects underway, primarily pertaining to the modification and enhancement of our current product offerings. We believe that none of these projects is material on an individual basis. We expect to continue the development of innovative technologies and processes for new products and we believe that a continued investment in research and development is critical to attaining our strategic objectives. As a result, we expect research and development expenses to continue to increase in future periods.

   General and Administrative. General and administrative expenses increased 43% to $16.0 million for the year ended December 31, 2001 from $11.2 million for the year ended December 31, 2000. This change is attributable to a higher number of administrative employees as a result of completed acquisitions and a $1.0 million increase in bad debt expense. We have implemented cost controls and measures to improve efficiency and performance and, as a result, we believe general and administrative expenses will be lower in the foreseeable future.

   Compensation Charge for Issuance of Stock Options. We incurred a charge of $3.1 million for the year ended December 31, 2001 and $2.3 million for the year ended December 31, 2000, related to the issuance of stock options with exercise prices below fair market value on the date of grant. Additional outstanding options relating to existing stock options granted at less than fair market value will continue to vest over the next two to four years resulting in an aggregate compensation expense of approximately $8.2 million in periods subsequent to December 31, 2001. The additional compensation expense for each grant will be amortized to operations ratably over the next four years.

   Amortization of Goodwill. We incurred charges of $18.2 million and $11.3 million for the years ended December 31, 2001 and 2000, respectively, related
to the amortization of goodwill.   In July 2001, the FASB issued SFAS No. 142,
"Goodwill and Other Intangible Assets." SFAS No. 142 eliminates the amortization of goodwill and indefinite lived intangible assets and requires periodic review for impairment. Since SFAS No. 142 became effective as of January 1, 2002 the amortization of goodwill will no longer be applicable in future periods.

   Impairment of Goodwill. As a result of our restructuring actions, the operating results of our services business through the third quarter of 2001, and a change in the fourth quarter in the scale and scope of our services business, we undertook an evaluation of the carrying value of our goodwill to determine if impairment existed. The assessment during that period was also performed in light of significant negative industry and economic trends impacting our current operations and expected future growth rates. Such factors, we concluded, would result in an other than temporary decline in services revenues as a percentage of total revenues. As a result, during the fourth quarter of 2001, we recorded a $34.8 million charge for the impairment of goodwill, based on the amount by which the carrying amount of the goodwill exceeded the fair value. The writedown related to all of the goodwill associated with our consulting and distributorship acquisitions: Power 2000 Inc., Excelnet Systems Limited, Bondi Software, Inc., E-Party Software, Inc., and

Beijing SilverSolutions, Inc. Fair value was determined based on discounted future cash flows after disaggregating the assets by grouping them at the lowest level for which there were identifiable cash flows that were largely independent of the cash flows of other groups of assets. The assumptions supporting the estimated future cash flows, including the discount rate and estimated terminal values, reflect our best estimates based upon an independent third-party valuation of our intangible assets. The discount rate was based upon our weighted average cost of capital as adjusted for the risks associated with our operations.

   Special Charges. During the second and third quarters of 2001, we implemented overall cost reduction plans due to weakened business conditions. These plans included worldwide staff reductions and the consolidation and/or closing of certain non-profitable offices. During the second quarter of 2001, we recorded a special charge of $9.3 million. Of this charge, approximately $7.2 million related to the restructuring of our operations; specifically, $1.5 million related to a workforce reduction of approximately 130 employees, $4.5 million related to office closures (of which $687,000 represents costs in connection with exiting leased office space in the United States and Europe, such as costs to refit such space for sublease tenants and real estate broker fees for the identification of sublease tenants), and $1.2 million related to the write-down of assets which became impaired as a result of the restructuring. Further, we wrote-down a $2.1 million equity investment which we considered to be permanently impaired. During the third quarter of 2001, we recorded a special charge of $2.5 million related to the restructuring of our operations; specifically, $2.1 million related to a workforce reduction of approximately 125 employees and $400,000 related to office closures. During the fourth quarter of 2001, we determined that the cost to consolidate and/or close certain non-profitable offices would be lower than our original estimates. This change in estimate resulted in a reduction to our second quarter restructuring liability of $1.1 million. Subsequent to December 31, 2001, we implemented an additional cost reduction plan which will result in a special charge during the first quarter of fiscal 2002 of approximately $1.3 to $2.1 million. The Company expects to realize annual cost savings of approximately $37.0 million to $40.0 million as a result of these restructurings.

  OTHER INCOME, NET

   Other income, net decreased 41% to $7.1 million for the year ended December 31, 2001 from $12.1 million for the year ended December 31, 2000. The decrease is attributable to an decrease in interest income due to lower interest rates coupled with lower average cash and cash equivalent balances during the comparable years ended December 31, 2001 versus December 31, 2000.


YEAR ENDED DECEMBER 31, 2000 COMPARED TO 1999

  REVENUE

   Total revenue increased 249% to $80.6 million for the year ended December 31, 2000 from $23.1 million for the previous year ended December 31, 1999. The increase was attributable to an increase in our customer base, as well as the release of our ePortal and xCommerce products. Revenue from international sales increased to $26.5 million, or 33% of total revenue, for the year ended December 31, 2000 from $8.1 million, or 35% of total revenue, for the year ended December 31, 1999. The increase in international sales was primarily attributable to the same factors noted above.

   Software License. Software license revenue increased 196% to $40.9 million for the year ended December 31, 2000 from $13.8 million for the year ended December 31, 1999. The 2000 increase was attributable to increased unit sales of our products following the 2000 release of our ePortal and xCommerce products (which products evolved into eXtend Director and eXtend Composer, respectively), as well as higher prices realized for our products in 2000 as compared to 1999.

   Services. Services revenue increased 330% to $39.7 million for the year ended December 31, 2000 from $9.2 million for the year ended December 31, 1999. The increase was attributable to the continued expansion of our professional consulting organization (both internally and through our acquisition of Excelnet Systems, Power 2000 and Bondi Software), the offering of a wider range of consulting services to customers, the introduction of our ePortal and xCommerce products, and an increase in the number of customers and support contracts.

  COST OF REVENUE

   Software License. Cost of software license revenue increased 77% to $2.5 million for the year ended December 31, 2000 from $1.4 million for the year ended December 31, 1999. This increase was attributable to increased product, shipping and third-party royalty costs from a larger volume of sales and to costs associated with our independent software vendors. Cost of software license revenue decreased as a percentage of software license revenue to 6% from 10% for the year ended December 31, 2000 as compared to the previous year ended December 31, 1999. This decrease occurred because product license revenue growth outpaced increases in product license costs and because of a higher average sales price in 2000 versus 1999. In addition, our ePortal and xCommerce products, released in 2000, had lower costs associated with them, due to the fact that they contained fewer sublicensed components than our traditional Application Server product.

  Services. Cost of services revenue increased 242% to $35.1 million for the year ended December 31, 2000 from $10.3 million for the year ended December 31, 1999. The increase was due to additional education and technical support personnel and the rapid expansion of our consulting services business, including an increase in the number of consultants, due in part to the acquisitions of Excelnet Systems, Power 2000 and Bondi Software.

  OPERATING EXPENSES

   Sales and Marketing. Sales and marketing expenses increased 116% to $44.1 million for the year ended December 31, 2000 from $20.4 million for the year ended December 31, 1999. The increase was attributable to additional sales employees in North America, as well as the expansion of our international sales operations.

   Research and Development. Research and development expenses increased 106% to $14.6 million for the year ended December 31, 2000 from $7.1 million for the year ended December 31, 1999. The increase was primarily attributable to additional research and development personnel to support our product development activities, including the ePortal and xCommerce products. The ePortal and xCommerce products evolved into eXtend Director and eXtend Composer, respectively.

   General and Administrative. General and administrative expenses increased 161% to $11.2 million for the year ended December 31, 2000 from $4.3 million for the year ended December 31, 1999. The increase was attributable to a growing number of administrative employees.

   Compensation Charge for Issuance of Stock Options. We incurred a charge of $2.3 million for the year ended December 31, 2000 and $439,000 for the year ended December 31, 1999, related to the issuance of stock options with exercise prices below fair market value on the date of grant.

   Amortization of Goodwill. We recognized $11.3 million of amortization related to goodwill for the year ended December 31, 2000 as a result of our acquisition of three of our European distributors in The Czech Republic, Norway and France, along with six private companies; ObjectEra, GemLogic, Power 2000, eObject, Excelnet Systems and Bondi Software. We recognized $385,000 in goodwill amortization for the year ended December 31, 1999.

  In-process research and development charge. We incurred a charge of $2.0 million for the year ended December 31, 1999 related to an in-process research and development charge as a result of our acquisition of GemLogic. There were no such charges for the year ended December 31, 2000.

  OTHER INCOME, NET

  Other income, net increased 884% to $12.1 million for the year ended December 31, 2000 from $1.2 million for the year ended December 31, 1999. The increase was attributable to an increase in interest income due to higher cash balances during the years ended December 31, 2000 versus December 31, 1999.


NET OPERATING LOSSES AND TAX CREDIT CARRYFORWARDS

   As of December 31, 2001, we had net operating losses and research and development credit carryforwards of approximately $112.9 million and $2.2 million, respectively. The net operating loss and research and development credit carryforwards will expire at various dates, beginning in 2012, if not utilized. Under the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), substantial changes in our ownership may limit the amount of net operating loss carry-forwards that can be utilized annually in the future to offset taxable income. A valuation allowance has been established to fully reserve the potential benefits of these carryforwards in our financial statements and reflect the uncertainty of future taxable income required to utilize available tax loss carryforwards and other deferred tax assets.


LIQUIDITY AND CAPITAL RESOURCES

   Since inception, we have funded our operations primarily through cash flow from operations (to the extent available), the private sale of our equity securities, our initial public offering and our secondary public offering. Our aggregate proceeds from these private sales and public offerings totaled approximately $286.9 million. As of December 31, 2001, we had $133.7 million in cash, cash equivalents and marketable securities, and $124.8 million in working capital.

   In addition, we have entered into various lease and financing arrangements which provide for the acquisition of furniture and equipment. At December 31, 2001, we had a total of approximately $208,000 outstanding under these arrangements. Such borrowings are secured by substantially all of our tangible assets.

   Net cash used in operating activities was $42.4 million in 2001, $27.1 million in 2000 and $17.2 million in 1999. The increase in net cash used in operating activities reflects increasing net losses off-set by non-cash charges and changes in operating working capital.

   Net cash provided by investing activities was $44.7 million in 2001 as compared to net cash used in investing activities of $126.0 million in 2000 and $2.0 million in 1999. Investing activities reflect purchases of furniture and equipment in each period, as well as the sale and purchase of short-term investments. Investing activities also reflect the acquisition of businesses.

   Net cash outflows from financing activities was $377,000 in 2001 as compared to net cash inflows of $192.8 million in 2000 and $64.9 million in 1999. Cash used in financing activities in the year ended December 31, 2001 includes payments on long-term debt offset by proceeds from the issuance of common stock. Cash provided by financing activities in the years ended December 31, 2000 includes proceeds from the issuance of common stock, including our initial public offering and secondary public offering, offset by the payments on long-term debt.

   Capital expenditures were $4.2 million in 2001, $10.1 million in 2000 and $2.2 million in 1999. Our capital expenditures consisted of purchases of computer hardware and software, office furniture and equipment and leasehold improvements. Purchases of computer equipment and leasehold improvements represent the largest component of our capital expenditures. Since inception, we have generally funded capital expenditures either with the use of cash and investments or equipment bank loans.

   We anticipate that operating expenses will constitute a material use of our cash resources in the foreseeable future. In addition, we may use cash to fund acquisitions of, or investments in, complementary businesses, technologies or product lines. We believe that the net proceeds from the sale of the common stock generated by our initial and secondary public offerings, together with funds generated from operations, will be sufficient to meet our working capital requirements for at least the next 12 months. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all. In addition, our liquidity would be adversely affected by any significant revenue shortfall.

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

   In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations, and further clarifies the criteria to recognize intangible assets separately from goodwill. SFAS No. 142 eliminates the amortization of goodwill and indefinite lived intangible assets and requires periodic review for impairment. The adoption of SFAS No. 141 in July of 2001 did not have a material impact on the Company's financial position of results of operations. The Company is currently in the process of evaluating the impact SFAS No. 142 will have on its financial position and results of operations.

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

   Internationally, we invoice and receive payment from customers primarily in local currency. We are exposed to foreign exchange rate fluctuations in the rare case when customers are invoiced in local currency and payment is received in a currency other than local currency. We do not currently enter into foreign currency hedge transactions. Through December 31, 2001, foreign currency fluctuations have not had a material impact on our financial position or results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           SILVERSTREAM SOFTWARE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                             PAGE
                                                                             ----
        Report of Independent Auditors....................................    28
        Consolidated Balance Sheets.......................................    29
        Consolidated Statements of Operations.............................    30
        Consolidated Statements of Redeemable Convertible
          Preferred Stock and Stockholders' Equity (Deficit)..............    31
        Consolidated Statements of Cash Flows.............................    32
        Notes to Consolidated Financial Statements........................    33

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
SilverStream Software, Inc.

      We have audited the accompanying consolidated balance sheets of SilverStream Software, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SilverStream Software, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                       /s/ ERNST & YOUNG LLP

Boston, Massachusetts
February 12, 2002

                           SILVERSTREAM SOFTWARE, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                       DECEMBER 31,
                                                                       ------------
                                                                 2001                2000
                                                            -------------       -------------
                      ASSETS
Current assets:
  Cash and cash equivalents ..........................      $  87,931,955       $  86,480,910
  Marketable securities ..............................         45,789,557         104,848,077
  Accounts receivable; net of allowances of $2,038,177
         and $1,055,472 at December 31, 2001 and 2000,
         respectively ................................          9,513,441          25,652,513
  Other receivables ..................................            453,650           1,614,832
  Prepaid expenses ...................................          2,296,662           2,945,184
                                                            -------------       -------------
         Total current assets ........................        145,985,265         221,541,516

Furniture, equipment and leasehold improvements, net .         10,524,565          11,234,943
Other assets .........................................                  -           2,080,500
Intangible assets, net ...............................         42,754,990          78,881,365
                                                            -------------       -------------
         Total assets ................................      $ 199,264,820       $ 313,738,324
                                                            =============       =============

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...................................      $   4,106,373       $   3,864,815
  Accrued expenses ...................................         11,110,440          16,168,727
  Deferred revenue ...................................          5,737,387          11,337,795
  Current portion of long-term debt and obligations
         under capital leases ........................            208,334           1,867,735
                                                            -------------       -------------
         Total current liabilities ...................         21,162,534          33,239,072
  Long-term debt and obligations under capital leases,
         less current portion ........................                 --             358,325

Common stock, $.001 par value - authorized
        100,000,000 shares; issued and outstanding
        22,351,524 at December 31, 2001 and
        21,053,626 at December 31, 2000 ..............             22,352              21,054
Additional paid-in capital ...........................        374,543,087         364,067,512
Deferred compensation ................................         (8,199,964)        (11,292,604)
Accumulated deficit ..................................       (187,710,487)        (72,526,756)
Accumulated other comprehensive loss .................           (521,202)            (96,779)
Notes receivable from stockholders ...................            (31,500)            (31,500)
                                                            -------------       -------------
         Total stockholders' equity ..................        178,102,286         280,140,927
                                                            -------------       -------------
         Total liabilities and stockholders' equity ..      $ 199,264,820       $ 313,738,324
                                                            =============       =============


                             See accompanying notes.

                           SILVERSTREAM SOFTWARE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                       YEAR ENDED
                                                                                      DECEMBER 31,
                                                                                      ------------
                                                                       2001                2000                1999
                                                                  -------------       -------------       -------------
Revenue:
  Software license .........................................      $  31,743,619       $  40,859,059       $  13,825,676
  Services .................................................         36,190,935          39,724,938           9,238,731
                                                                  -------------       -------------       -------------
          Total revenue ....................................         67,934,554          80,583,997          23,064,407
Cost of revenue:
  Software license .........................................            508,219           2,500,859           1,412,175
  Services .................................................         42,899,877          35,056,758          10,252,589
                                                                  -------------       -------------       -------------
          Total cost of revenue ............................         43,408,096          37,557,617          11,664,764
                                                                  -------------       -------------       -------------
Gross profit ...............................................         24,526,458          43,026,380          11,399,643
Operating expenses:
  Sales and marketing ......................................         44,615,602          44,071,348          20,419,430
  Research and development .................................         19,430,635          14,576,892           7,090,691
  General and administrative ...............................         16,002,735          11,231,198           4,300,713
  Compensation charge for issuance of stock options ........          3,092,640           2,329,018             438,594
  Amortization of goodwill .................................         18,158,754          11,309,025             384,729
  Impairment of goodwill ...................................         34,843,509                  --                  --
  Special charges ..........................................         10,657,681                  --                  --
  In-process research and development charge ...............                 --                  --           1,986,659
                                                                  -------------       -------------       -------------
          Total operating expenses .........................        146,801,556          83,517,481          34,620,816
                                                                  -------------       -------------       -------------
Loss from operations .......................................       (122,275,098)        (40,491,101)        (23,221,173)

Other income, net ..........................................          7,091,367          12,125,364           1,231,880
                                                                  -------------       -------------       -------------
Net loss ...................................................      $(115,183,731)      $ (28,365,737)      $ (21,989,293)

Beneficial conversion feature in Series D preferred stock ..                 --                  --            (263,158)
                                                                  -------------       -------------       -------------
Net loss applicable to common stockholders .................      $(115,183,731)      $ (28,365,737)      $ (22,252,451)
                                                                  =============       =============       =============
Basic and diluted net loss per share applicable to common
  stockholders .............................................      $       (5.27)      $       (1.44)      $       (2.64)
                                                                  =============       =============       =============

Weighted-average common shares used in computing basic and
diluted net loss per share applicable to common stockholders         21,859,723          19,697,498           8,419,116


                             See accompanying notes.

                           SILVERSTREAM SOFTWARE, INC.

        CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
                       AND STOCKHOLDERS EQUITY (DEFICIT)


                                                                        REDEEMABLE
                                                                        CONVERTIBLE                 CONVERTIBLE
                                                                      PREFERRED STOCK             PREFERRED STOCK
                                                                 -------------------------   -------------------------
                                                                   SHARES        AMOUNT        SHARES        AMOUNT
                                                                   ------        ------        ------        ------
Balance at December 31, 1998 ..............................       5,183,988   $ 11,638,050    1,922,588   $ 16,856,323
Issuance of Series D preferred stock in March, April and
  May 1999 (net of issuance costs of $22,000) .............                                   1,552,632     14,727,997
Repurchase and retirement of common stock in March 1999 ...
Exercise of stock options .................................
Issuance of common stock in June, July, August and
  December 1999 ...........................................
Conversion of redeemable convertible preferred stock in
  August 1999 .............................................      (5,183,988)   (11,638,050)  (3,475,220)   (31,584,320)
Deferred compensation on grant of stock options ...........
Amortization of deferred compensation .....................
Net Loss ..................................................
Currency translation adjustment ...........................

Comprehensive loss ........................................
                                                                 ----------   ------------   ----------   ------------
Balance at December 31, 1999 ..............................              --             --           --             --
Issuance of common stock in secondary offering ............
Issuance of common stock and stock options in acquisitions
  of subsidiaries .........................................
Issuance of common stock in connection with employee stock
   purchase plan ..........................................
Exercise of stock options .................................
Deferred compensation on grant of stock options ...........
Amortization of deferred compensation .....................
Receipt of amounts due from stockholders ..................
Net loss ..................................................
Currency translation adjustment ...........................

Comprehensive loss ........................................
                                                                 ----------   ------------   ----------   ------------
Balance at December 31, 2000 ..............................              --             --           --             --
Issuance of common stock and stock options in acquisitions
  of subsidiaries .........................................
Issuance of commons stock in connection with employee stock
   purchase plan ..........................................
Exercise of stock options .................................
Amortization of deferred compensation .....................
Net loss ..................................................
Currency translation and investment valuation adjustment ..

Comprehensive loss ........................................
                                                                 ----------   ------------   ----------   ------------
Balance at December 31, 2001 ..............................              --   $         --           --   $         --
                                                                 ==========   ============   ==========   ============

                                                                        COMMON STOCK         ADDITIONAL
                                                                 ------------------------      PAID-IN        DEFERRED
                                                                    SHARES       AMOUNT        CAPITAL      COMPENSATION
                                                                    ------       ------        -------      ------------
Balance at December 31, 1998 ..............................        5,206,779   $    5,207   $     365,985
Issuance of Series D preferred stock in March, April and
  May 1999 (net of issuance costs of $22,000) .............
Repurchase and retirement of common stock in March 1999 ...          (10,754)         (11)
Exercise of stock options .................................          130,181          129         269,852
Issuance of common stock in June, July, August and
  December 1999 ...........................................        3,704,456        3,705      63,683,752
Conversion of redeemable convertible preferred stock in
  August 1999 .............................................        8,659,208        8,659      43,213,711
Deferred compensation on grant of stock options ...........                                     7,651,953   $ (7,651,953)
Amortization of deferred compensation .....................                                                      438,594
Net Loss ..................................................
Currency translation adjustment ...........................

Comprehensive loss ........................................
                                                                 -----------   ----------   -------------   ------------
Balance at December 31, 1999 ..............................       17,689,870       17,689     115,185,253     (7,213,359)
Issuance of common stock in secondary offering ............        1,775,851        1,776     191,594,826
Issuance of common stock and stock options in acquisitions
  of subsidiaries .........................................        1,233,398        1,234      48,663,254
Issuance of common stock in connection with employee stock
   purchase plan ..........................................           75,945           76       1,327,427
Exercise of stock options .................................          278,562          279         888,489
Deferred compensation on grant of stock options ...........                                     6,408,263     (6,408,263)
Amortization of deferred compensation .....................                                                    2,329,018
Receipt of amounts due from stockholders ..................
Net loss ..................................................
Currency translation adjustment ...........................

Comprehensive loss ........................................
                                                                 -----------   ----------   -------------   ------------
Balance at December 31, 2000 ..............................       21,053,626       21,054     364,067,512    (11,292,604)
Issuance of common stock and stock options in acquisitions
  of subsidiaries .........................................          797,314          797       8,835,388
Issuance of commons stock in connection with employee stock
   purchase plan ..........................................          164,676          165       1,180,434
Exercise of stock options .................................          335,908          336         459,753
Amortization of deferred compensation .....................                                                    3,092,640
Net loss ..................................................
Currency translation and investment valuation adjustment ..

Comprehensive loss ........................................
                                                                 -----------   ----------   -------------   ------------
Balance at December 31, 2001 ..............................       22,351,524   $   22,352   $ 374,543,087   $ (8,199,964)
                                                                 ===========   ==========   =============   ============

                                                                                  ACCUMULATED
                                                                                     OTHER         NOTES           TOTAL
                                                                                 COMPREHENSIVE   RECEIVABLE    STOCKHOLDERS'
                                                                   ACCUMULATED      INCOME          FROM          EQUITY
                                                                     DEFICIT        (LOSS)      STOCKHOLDERS    (DEFICIT)
                                                                     -------        ------      ------------    ---------
Balance at December 31, 1998 ..............................      $  (22,171,726)                $  (103,500)  $  (5,047,711)
Issuance of Series D preferred stock in March, April and
  May 1999 (net of issuance costs of $22,000) .............                                                      14,727,997
Repurchase and retirement of common stock in March 1999 ...                                                             (11)
Exercise of stock options .................................                                                         269,981
Issuance of common stock in June, July, August and
  December 1999 ...........................................                                                      63,687,457
Conversion of redeemable convertible preferred stock in
  August 1999 .............................................                                                      11,638,050
Deferred compensation on grant of stock options ...........                                                              --
Amortization of deferred compensation .....................                                                         438,594
Net Loss ..................................................         (21,989,293)                                (21,989,293)
Currency translation adjustment ...........................                       $  (140,320)                     (140,320)
                                                                                  -----------                 -------------
Comprehensive loss ........................................                                                     (22,129,613)
                                                                 --------------   -----------   -----------   -------------
Balance at December 31, 1999 ..............................         (44,161,019)     (140,320)     (103,500)     63,584,744
Issuance of common stock in secondary offering ............                                                     191,596,602
Issuance of common stock and stock options in acquisitions
  of subsidiaries .........................................                                                      48,664,488
Issuance of common stock in connection with employee stock
   purchase plan ..........................................                                                       1,327,503
Exercise of stock options .................................                                                         888,768
Deferred compensation on grant of stock options ...........                                                              --
Amortization of deferred compensation .....................                                                       2,329,018
Receipt of amounts due from stockholders ..................                                          72,000          72,000
Net loss ..................................................         (28,365,737)                                (28,365,737)
Currency translation adjustment ...........................                            43,541                        43,541
                                                                                  -----------                 -------------
Comprehensive loss ........................................                                                     (28,322,196)
                                                                 --------------   -----------   -----------   -------------
Balance at December 31, 2000 ..............................         (72,526,756)      (96,779)      (31,500)    280,140,927
Issuance of common stock and stock options in acquisitions
  of subsidiaries .........................................                                                       8,836,185
Issuance of commons stock in connection with employee stock
   purchase plan ..........................................                                                       1,180,599
Exercise of stock options .................................                                                         460,089
Amortization of deferred compensation .....................                                                       3,092,640
Net loss ..................................................        (115,183,731)                               (115,183,731)
Currency translation and investment valuation adjustment ..                          (424,423)                     (424,423)
                                                                                  -----------                 -------------
Comprehensive loss ........................................                                                    (102,038,641)
                                                                 --------------   -----------   -----------   -------------
Balance at December 31, 2001 ..............................      $ (187,710,487)  $  (521,202)  $   (31,500)  $ 178,102,286
                                                                 ==============   ===========   ===========   =============

See accompanying notes.

                           SILVERSTREAM SOFTWARE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                  YEAR ENDED
                                                                                                 DECEMBER 31,
                                                                                                 ------------
                                                                                    2001              2000              1999
                                                                               -------------     -------------     -------------
OPERATING ACTIVITIES
Net loss ..................................................................    $(115,183,731)    $ (28,365,737)    $ (21,989,293)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization ...........................................       22,715,424        13,874,422         1,673,163
  Provision for allowances on accounts receivable .........................          982,705           292,227           287,252
  In-process research and development charge ..............................               --                --         1,986,659
  Compensation charge for issuance of stock options .......................        3,092,640         2,329,018           438,594
  Impairment of goodwill ..................................................       34,853,509                --                --
  Non-cash special charges ................................................        3,326,013                --                --
  Changes in operating assets and liabilities:
    Accounts receivable ...................................................       14,883,947       (17,296,990)       (3,328,390)
    Other receivables .....................................................        1,172,874           447,399        (1,832,327)
    Prepaid expenses ......................................................          213,294        (1,675,542)         (722,227)
    Other assets ..........................................................               --        (2,080,500)               --
    Accounts payable and accrued expenses .................................       (2,685,025)         (800,042)        3,556,812
    Deferred revenue ......................................................       (5,784,731)        6,162,530         2,731,856
                                                                               -------------     -------------     -------------
Net cash used in operating activities .....................................      (42,413,081)      (27,113,215)      (17,197,901)

INVESTING ACTIVITIES

Purchase of businesses, net of cash acquired ..............................      (10,200,576)      (11,303,844)       (2,834,288)
Purchase of property, plant and equipment .................................       (4,192,357)      (10,126,453)       (2,208,906)
Sale (purchase) of available-for-sale securities ..........................       59,058,520      (104,601,388)        3,083,913
                                                                               -------------     -------------     -------------
Net cash provided by (used in) investing activities .......................       44,665,587      (126,031,685)       (1,959,281)

FINANCING ACTIVITIES

Net proceeds from issuance of preferred stock .............................               --                --        14,727,997
Net proceeds from issuance of common stock ................................        1,640,688       193,812,236        50,006,058
Repurchase and retirement of common stock .................................               --                --               (11)
Payment of note receivable from stockholders ..............................               --            72,000                --
Proceeds from line of credit ..............................................               --                --           750,000
Payments on long-term debt ................................................       (2,017,726)       (1,100,773)         (551,309)
                                                                               -------------     -------------     -------------
Net cash (used in) provided by financing activities .......................         (377,038)      192,783,463        64,932,735

Effects of exchange rate on cash and cash equivalents .....................         (424,423)           43,541          (175,331)
                                                                               -------------     -------------     -------------
Net increase in cash and cash equivalents .................................        1,451,045        39,682,104        45,600,222

Cash and cash equivalents at beginning of year ............................       86,480,910        46,798,806         1,198,584
                                                                               -------------     -------------     -------------
Cash and cash equivalents at end of year ..................................    $  87,931,955     $  86,480,910     $  46,798,806
                                                                               =============     =============     =============
Supplemental Information

CASH PAID DURING THE PERIOD FOR:
    Income taxes ..........................................................    $     270,532     $     172,341     $      21,110
                                                                               =============     =============     =============
    Interest ..............................................................    $      49,556     $      66,867     $      78,891
                                                                               =============     =============     =============


                             See accompanying notes.

                           SILVERSTREAM SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

      SilverStream Software, Inc. (the Company) was incorporated on May 8, 1996. The Company provides software and services for building, deploying and managing Web-based applications that are scalable, reliable and secure. The Company markets its software worldwide and has sales offices in the United States, Canada, United Kingdom, The Netherlands, Belgium, Germany, Norway, The Czech Republic, France, Luxembourg, Switzerland, Italy, China, Hong Kong, Singapore, Taiwan and Australia.

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

   RECLASSIFICATIONS

      Certain amounts from 1999 and 2000 have been reclassified to conform to the 2001 presentation. Such reclassifications did not have a material impact on the consolidated financial statements.

   USE OF ESTIMATES

      The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

   CASH EQUIVALENTS AND MARKETABLE SECURITIES

      The Company accounts for cash equivalents and marketable securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less. Cash equivalents are carried at cost, which approximates fair market value. The Company's marketable securities, which, as of December 31, 2001, consisted of U.S. Government and Federal Agency obligations, tax-exempt municipal obligations, and investment-grade corporate bonds, are classified as available-for-sale and are recorded at fair market value with any unrealized gain or loss recorded in comprehensive loss.

      As of December 31, 2001, the Company had a $2,150,000 restriction on its cash balance, as a result of six secured letters of credit. These letters of credit were issued by the Company's primary bank to certain landlords as part of lease negotiations.

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

   FURNITURE AND EQUIPMENT

      Furniture and equipment is stated at cost. Depreciation is computed by use of the straight-line method over the following estimated useful lives:

Leasehold improvements..........................     Lesser of remaining lease-
                                                     term or useful life
Furniture and fixtures..........................     5 years
Computer equipment and software.................     3 years
Telephone equipment.............................     3 years


   ADVERTISING COSTS

      The Company expenses advertising costs as incurred. Advertising costs were $2,166,000, $2,521,000 and $805,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

   CAPITALIZED SOFTWARE

      Capitalization of software development costs under SFAS No. 86 begins upon the establishment of technological feasibility. Technological feasibility is established upon the completion of a working model. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Costs incurred by the Company between completion of a working model and the point at which the product is ready for general release have been insignificant. Therefore, through December 31, 2001, all software research and development costs have been expensed as incurred.

   REVENUE RECOGNITION

      Revenue recognition from software license fees and from sales of software products is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant Company obligations with regard to implementation remain, the fee is fixed or determinable and collectibility is probable. The Company's software arrangements may contain multiple elements such as software products, services and post-contract customer support (PCS). Revenue earned on software arrangements involving multiple elements which qualify for separate element treatment is allocated to each element based on the relative fair values of those elements based on vendor specific objective evidence. For the year ended December 31, 2001, vendor specific objective evidence is limited to the price charged when the element is sold separately or, for an element not being sold separately, the price established by management having the relevant authority. Accordingly, revenue from software products is recognized when the product is shipped. Revenue from services is recognized as the services are provided to the customer. Revenue for PCS is recognized ratably over the term of the agreement.

      Customer advances and billed amounts due from customers in excess of revenue recognized are recorded as deferred revenue and recognized as the services are delivered.

      Revenue derived from arrangements with resellers of the Company's products is not recognized until the software is shipped to the customer.

   Sales to independent software vendors (ISVs) under the Company's former ISV program were deferred and recognized as product revenue ratably over the anticipated period of performance for services under the agreement, which was generally 12 months. During the third quarter of 2001, the Company instituted a new ISV program (SilverNet Partner Program). The SilverNet Partner Program is a multiple element arrangement which qualifies for separate element treatment and accordingly, revenue earned under the SilverNet

Partner Program is allocated to each element based on the relative fair values of those elements based on vendor specific objective evidence. Revenue from software products is recognized when the product is delivered, revenue from services is recognized as the services are provided to the customer, and revenue for post-contract customer support is recognized ratably over the term of the agreement.

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

   LICENSING AGREEMENTS

      The Company has entered into various licensing agreements with third-party software and technology companies, primarily for encryption technology, full-text searching technology and the use of J2EE elements. Royalty payments under such licensing agreements are based on either a percentage of product revenue or per unit sales. Royalty expenses, which are charged to cost of revenue under these license agreements, totaled $225,000, $1,059,000 and $310,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Prepaid royalties related to these licensing agreements were $469,000 and $838,000 at December 31, 2001 and 2000, respectively.

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

   FINANCIAL INSTRUMENTS

      The fair value of the Company's financial instruments, which include cash and cash equivalents, marketable securities, accounts receivable, other receivables, accounts payable and long term debt, are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. The carrying value of these financial instruments approximated their fair value at December 31, 2001 and 2000 due to the short term nature of these instruments and the variable interest rate on the long term debt.

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

   ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

      The carrying value of long-lived assets used in operations, such as goodwill and furniture, fixtures and leasehold improvements, is periodically reviewed by the Company based on the expected future undiscounted operating cash flows of the related asset. If an impairment is indicated, the Company will adjust the carrying value of the long-lived assets to fair value. During fiscal 2001, the Company recorded an impairment loss related to goodwill in the amount of $34.8 million.

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

   SEGMENT REPORTING

      The Company reports segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in interim financial reports. The Company views its operations and manages its business as one segment: the development and delivery of Web-based applications, which includes software and related products and services. Factors used to identify the Company's single operating segment include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. Disclosure of geographical segment information is included in Note 12.

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

      In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations, and further clarifies the criteria to recognize intangible assets separately from goodwill. SFAS No. 142 eliminates the amortization of goodwill and indefinite lived intangible assets and requires periodic review for impairment. The adoption of SFAS No. 141 in July of 2001 did not have a material impact on the Company's financial position or results of operations. The Company is currently in the process of evaluating the impact SFAS No. 142 will have on its financial position and results of operations.

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

3. SPECIAL CHARGES

      During the second and third quarters of 2001, the Company recorded aggregate special charges of $11.8 million. Of these charges, approximately $9.7 million related to the restructuring of the Company's operations; specifically, $3.6 million related to a workforce reduction of approximately 255 employees (primarily consulting employees), $4.9 million related to office closures (of which $687,000 represented costs in connection with exiting leased office space in the United States and Europe, such as costs to refit such space for sublease tenants and real estate broker fees for the identification of sublease tenants) net of estimated sublease income and $1.2 million related to the write-down of assets which became impaired as a result of the restructurings. In addition, the Company wrote-off a $2.1 million equity investment which the Company considered to be permanently impaired.

      During the fourth quarter of 2001, the Company determined that the costs to close certain non-profitable offices would be lower than original estimates, resulting in a change in estimate of $1.1 million.

      A summary of the special charges is as follows:

                                                 OFFICE CLOSURES
                                                AND COSTS TO EXIT
                                  TERMINATION     LEASED OFFICE        ASSET
                                    BENEFITS          SPACE         WRITE-DOWNS         TOTAL
                                    --------          -----         -----------         -----
2001 Charges ...............        $  3,577         $  4,867         $  3,326         $ 11,770
Cash Expenditures ..........          (3,512)            (804)              --           (4,316)
Non Cash Charges ...........              --               --           (3,326)          (3,326)
Change in Estimate .........              --           (1,112)              --           (1,112)
                                    --------         --------         --------         --------
Balance at December 31, 2001        $     65         $  2,951         $     --         $  3,016
                                    ========         ========         ========         ========

      Future cash outlays for termination benefits are anticipated to be completed by the end of the first quarter of fiscal 2002, while future cash outlays for office closures will continue through June 2006.

      Subsequent to December 31, 2001, the Company implemented an additional cost reduction plan which will result in a special charge of approximately $1.3 to $2.1 million to be recorded in the first quarter of fiscal 2002. The Company expects to realize annual cost savings of approximately $37.0 million to $40.0 million as a result of these restructurings.

4. IMPAIRMENT OF GOODWILL

      As the result of the restructuring actions management took during 2001, the operating results of the Company's services business through the third quarter of 2001, and a change in the fourth quarter in the scale and scope of the Company's services business, SilverStream undertook an evaluation of the carrying value of our goodwill to determine if impairment existed. The assessment in that period was also performed in light of significant negative industry and economic trends impacting the Company's current operations and expected future growth rates. Such factors, management concluded, would result in an other than temporary decline in services revenues as a percentage of total revenues. As a result, during the fourth quarter of 2001, SilverStream recorded a $34.8 million charge for the impairment of goodwill, based on the amount by which the carrying amount of the goodwill exceeded the fair value. The writedown related to all of the goodwill associated with the Company's consulting and distributorship acquisitions: Power 2000 Inc., Excelnet Systems Limited, Bondi Software, Inc., E-Party Software, Inc., and Beijing SilverSolutions, Inc. Fair value was determined based on discounted future cash flows after disaggregating the assets by grouping them at the lowest level for which there were identifiable cash flows that were largely independent of the cash flows of other groups of assets. The assumptions supporting the estimated future cash flows, including the discount rate and estimated terminal values, reflect management's best estimates based upon an independent third-party valuation of the Company's intangible assets. The discount rate was based upon SilverStream's weighted average cost of capital as adjusted for the risks associated with our operations.

5. FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

      Furniture, equipment and leasehold improvements consists of the following:

                                                                 DECEMBER 31,
                                                                 ------------
                                                             2001            2000
                                                         ------------    ------------
           Furniture and fixtures ...............        $  3,761,460    $  3,506,487
           Computer equipment and software ......          13,943,350      10,936,616
           Telephone equipment ..................             466,484         416,696
           Leasehold improvements ...............           2,244,469       1,688,564
                                                         ------------    ------------
                                                           20,415,763      16,548,363
           Less accumulated depreciation ........          (9,891,198)     (5,313,420)
                                                         ------------    ------------
                                                         $ 10,524,565    $ 11,234,943
                                                         ============    ============

6. ACCRUED EXPENSES

      Accrued expenses include the following:

                                                                     DECEMBER 31,
                                                                     ------------
                                                                2001               2000
                                                            -----------        -----------
        Fringe benefits ............................        $ 1,980,275        $ 3,680,864
        Occupancy ..................................              8,814            241,725
        Professional fees ..........................            575,226            317,860
        Bonuses ....................................            175,000            563,996
        Commissions ................................            378,911          1,403,551
        Sales and VAT taxes payable ................            676,305          1,257,517
        Deferred tax liability .....................                 --            853,000
        Amounts due to owners of acquired businesses          3,662,500          7,206,397
        Restructuring ..............................          3,016,477                 --
        Other ......................................            636,932            643,817
                                                            -----------        -----------
                                                            $11,110,440        $16,168,727
                                                            ===========        ===========

7. DEBT

   LONG-TERM DEBT

      Under terms of a credit facility, negotiated in 1999 and expiring October 1, 2002, borrowings of approximately $750,000 converted fully into a term loan on October 31, 1999. Such borrowings are secured by substantially all of the Company's tangible assets. Principal repayments began November 1, 1999 in 36 equal monthly payments. Interest on the loan accrues at prime rate plus 0.5% (4.75% at December 31, 2001) and is payable monthly in arrears. The outstanding balance under the facility at December 31, 2001 and 2000 was $208,000 and $458,000, respectively.

8.  LEASES

    The Company leases office space and certain equipment under non-cancelable operating leases expiring through February 2006. Some of these leases contain renewal options. Rent expense charged to operations for the years ended December 31, 2001, 2000 and 1999 was $5,439,000, $3,051,000 and $1,506,000, respectively.

    Future minimum payments under non-cancelable operating leases, excluding amounts related to accrued restructurings, as of December 31, 2001 are as follows:

                                                     Operating Leases
            2002..................................        4,582,270
            2003..................................        4,022,811
            2004..................................        3,889,443
            2005..................................        3,737,187
            2006..................................        3,627,156
            2007 and thereafter...................          848,027
                                                      -------------
            Total minimum lease payments..........    $  20,706,894
                                                      =============

9.  EMPLOYEE BENEFITS

    1996 FOUNDERS STOCK INCENTIVE PLAN

   The Company issued and sold an aggregate of 300,000 shares of common stock under our Founders' 1996 Stock Incentive Plan pursuant to stock restriction agreements at the fair value of the stock at the date of issuance. The shares are issued in the name of the employee, who has all rights of a stockholder, subject to certain repurchase and transfer provisions. If the employee ceases to be employed by the Company, the Company shall have the option to repurchase from the employee a portion of shares based upon a predetermined formula. There were no shares subject to repurchase at December 31, 2001. An aggregate of 17,875 shares of common stock were subject to repurchase at December 31, 2000.

    1997 STOCK INCENTIVE PLAN

    The Company adopted the 1997 Stock Incentive Plan, which was amended and restated on June 9, 1999, and further amended on May 1, 2001 (as amended and restated, the 1997 Plan), and which covers all eligible employees, officers, directors, consultants and advisors. As of December 31, 2001 the Company has reserved 7,000,000 shares of common stock for issuance under the 1997 Plan. Under the 1997 Plan, the Company may grant stock options to purchase shares of the Company's common stock, restricted common stock awards and other stock-based awards having terms and conditions at the discretion of the Company's Board of Directors. The prices, terms and vesting periods of stock awards under the 1997 Plan are determined by the Board of Directors at the date of the grant. The 1997 Plan also contains provisions which stipulate that upon an acquisition event the Board of Directors is authorized to determine that any stock option, restricted stock or other stock-based award granted under the 1997 Plan may become immediately exercisable in full or in part.

    The Company recorded deferred compensation of $0 and $6,408,000 relating to option grants during December 31, 2001 and 2000, respectively. Deferred compensation is being charged ratably to operations over the vesting period of the options. The Company incurred a charge to operations of $3,093,000, $2,329,000 and $438,000 for the years ended December 31, 2001, 2000 and 1999, respectively. For the year ended December 31, 2001, $1,121,000 of this charge relates to services, $149,000 to sales and marketing, $1,784,000 to research and development and $39,000 to general and administrative expenses. For the year ended December 31, 2000, $579,000 of this charge relates to services, $119,000 to sales and marketing, $1,586,000 to research and development and $45,000 to general and administrative expenses. For the year ended December 31, 1999, $125,000 of this charge relates to services, $145,000 to sales and marketing, $130,000 to research and development and $38,000 to general and administrative expenses.

   ASSUMED STOCK INCENTIVE PLANS

   In connection with the acquisition of certain businesses during the year ended December 31, 2000 (See Note 14), the Company assumed two stock incentive plans. Under these plans, the Company has reserved 640,120 shares of common stock for issuance upon exercise of previously granted options under such plans. Upon the assumption of these plans, the Company has been prohibited from granting further awards under such plans.

   1999 EMPLOYEE STOCK PURCHASE PLAN

   In accordance with the 1999 Employee Stock Purchase Plan, eligible employees may authorize payroll deductions of up to 10% of their compensation (not to exceed $12,500 in a six-month period) to purchase shares at the lower of 85% of the fair market value of the Company's common stock at the beginning or end of the six-month option period. Shares issued to employees under the plan totaled 164,676 during 2001. A total of 300,000 shares of common stock have been reserved for issuance under the plan. At December 31, 2001, 60,486 shares remained available for future purchase under the plan and at March 6, 2001, 1,371 shares remained available for future purchase under the plan.

   2001 STOCK INCENTIVE PLAN

    The Company adopted the 2001 Stock Incentive Plan, (the 2001 Plan), which covers all eligible employees and consultants of the Company. Officers and directors of the Company are not eligible to be granted options under the 2001 Plan. As of December 31, 2001 the Company has reserved 1,000,000 shares of common stock for issuance under the 2001 Plan. Under the 2001 Plan, the Company may grant only non-qualified stock options to purchase shares of the Company's common stock. The prices, terms and vesting periods of stock awards under the 2001 Plan are determined by the Board of Directors at the date of the grant. The 2001 Plan also contains provisions which stipulate that upon an acquisition event the Board of Directors is authorized to determine that any stock option granted under the 2001 Plan may become immediately exercisable in full or in part.

   401(K) PLAN

    The Company has a 401(k) plan (the Plan), whereby eligible employees may contribute up to 15% of their annual compensation, subject to limitations established by the Internal Revenue Code of 1986, as amended. The Company may also contribute a discretionary matching contribution, to each such participant's deferred compensation equal to a discretionary percentage determined by the Company. During fiscal 2001, the Company made $300,000 in discretionary matching contributions. The Company did not make any discretionary matching contributions during fiscal 2000.

   STOCK OPTION DISCLOSURES

    The Company has adopted the disclosure provisions only of SFAS 123. The fair values for these options were estimated at the date of grant using the Black-Scholes option-pricing model in 2001 and 2000 and the minimum value method in 1999 with the following assumptions:

                                                           YEAR ENDED
                                                          DECEMBER 31,
                                                   ---------------------------
                                                    2001      2000       1999
                                                   ------    ------     ------
                 Expected life (years)...........   5.63      8.28       8.94
                 Risk free interest rate.........   5.00%     5.50%      6.34%
                 Volatility......................  79.08%   505.00%        --
                 Dividend yield..................     --        --         --

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:


                                                    YEAR ENDED
                                                   DECEMBER 31,
                                  ---------------------------------------------
                                       2001            2000            1999
                                  -------------    ------------    ------------
Pro forma net loss.............   $(118,620,553)   $(62,334,652)   $(26,713,375)
Pro forma net loss per share...   $       (5.43)   $      (3.16)   $      (3.17)

    Compensation expense under SFAS 123 for 2001, 2000 and 1999 is not representative of future expense, because it includes three, two and one years of expense, respectively. In future years, the effect of determining compensation cost using the fair value method will include additional vesting and associated expense.

    Option activity under the 2001 Plan, 1997 Plan and assumed plans is summarized below:

                                                              YEAR ENDED DECEMBER 31,
                                              2001                      2000                      1999
                                    -----------------------   -----------------------   -----------------------
                                                   WEIGHTED                  WEIGHTED                  WEIGHTED
                                                    AVERAGE                   AVERAGE                   AVERAGE
                                                   EXERCISE                  EXERCISE                  EXERCISE
                                       OPTIONS       PRICE       OPTIONS       PRICE       OPTIONS       PRICE
                                    ----------     --------   ----------     --------   ----------     --------
Outstanding, beginning of
  Year...........................    5,079,820      $27.99     1,796,969      $14.61       895,175      $  1.15
Granted..........................    2,774,434        7.01     4,074,666       34.70     1,095,300        23.63
Expired or canceled..............   (2,063,974)      23.66      (516,254)      40.60       (63,325)        6.25
Exercised........................     (336,089)       1.30      (275,561)       3.26      (130,181)        2.03
                                    ----------                ----------                ----------

Outstanding, end of year.........    5,454,191       20.10     5,079,820       27.99     1,796,969        14.61
                                    ==========                ==========                ==========
Exercisable at end of year.......    1,744,129                   637,568                   272,599

Available for future grants .....    1,092,128                   799,032                 1,217,325

Weighted-average fair value of
  options granted during year                       $ 7.01                    $35.80                    $ 23.63

    The following table presents weighted-average price and life information about significant option groups outstanding at December 31, 2001:

                             OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                     ----------------------------------    -------------------
                                  WEIGHTED-
                                   AVERAGE    WEIGHTED-               WEIGHTED-
                                  REMAINING    AVERAGE                 AVERAGE
     RANGE OF          NUMBER    CONTRACTUAL  EXERCISE     NUMBER     EXERCISE
  EXERCISE PRICES   OUTSTANDING     LIFE        PRICE    EXERCISABLE    PRICE
$  0.00 - $   5.00     715,804    6.7 Years   $   2.70     317,666    $   1.96

$  5.01 - $  10.00   2,128,952    8.4 Years       6.38     526,098        6.44

$ 10.01 - $  25.00     989,442    7.0 Years      18.14     265,205       18.19

$ 25.01 - $  50.00   1,351,045    7.6 Years      39.01     505,579       39.44

$ 50.01 - $  90.00     139,305    7.3 Years      69.58      64,631       69.73

$ 90.01 - $ 130.00     129,643    6.9 Years     106.15      64,950      106.35
                     ---------                           ---------
$  0.00 - $ 130.00   5,454,191    7.7 Years   $  20.10   1,744,129    $  23.04

10.  PREFERRED STOCK

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


                                                             YEAR ENDED
                                                            DECEMBER 31,
                                                      -------------------------
                                                          2001          2000
                                                      -----------   -----------
Deferred tax assets:
  Net operating loss carryforward...................  $45,166,000   $19,978,000
  Research and development credit carryforward......    2,191,000     1,451,000
  Deferred revenue..................................      862,000     2,456,000
  Restructuring charge..............................    2,512,000           --
  Other.............................................    1,298,000     1,302,000
Deferred tax liabilities:
  Depreciation......................................      (26,000)     (210,000)
  Amortization......................................          --            --
                                                      -----------   -----------
                                                       52,003,000    24,977,000
  Less valuation allowance for deferred tax assets..  (52,003,000)  (24,977,000)
                                                      -----------   -----------
Total...............................................  $       --    $       --
                                                      ===========   ===========

    As of December 31, 2001, the Company has net operating loss carryforwards and research and development tax carryforwards of approximately $112.9 million and $2.2 million, respectively, available to offset future Federal taxable income. These carryforwards begin to expire in 2012 and may be subject to certain limitations. The valuation allowance increased by $27.0 million during the twelve months ended December 31, 2001, due primarily to the additional allowance for the Net Operating Losses incurred.

    The Company believes that, based upon a number of factors, the available objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that a full valuation allowance has been recorded. The Company will continue to assess the realization of the deferred tax assets based on actual and forecasted operating results.


12.  SEGMENT AND GEOGRAPHIC INFORMATION

    As discussed in Note 2, the Company operates in one business segment: the development and delivery of Web-based applications that include software and related products and services. In making this determination, the Company considered the information which management uses to oversee the Company's operations as well as the manner in which the business is managed.

    Foreign operations in 1999 were conducted in seven countries in Europe and three countries in the Asia Pacific region. During 2000 and 2001, foreign operations were expanded. Operations are currently conducted in twelve countries in Europe, four countries in the Asia Pacific region and in Australia.

    Revenues by geographic region are as follows:

                                              YEAR ENDED DECEMBER 31,
                                   ---------------------------------------------
                                       2001             2000             1999
                                   -----------      -----------      -----------
             United States....     $38,467,273      $54,117,423      $14,984,459
             Europe...........      23,393,088       22,642,893        5,700,391
             Other............       6,074,193        3,823,681        2,379,557
                                   -----------       ----------       ----------
             Total............     $67,934,554      $80,583,997      $23,064,407
                                   ===========      ===========      ===========

    Total long lived assets by geographic region are as follows:

                                                    DECEMBER 31,
                                   ---------------------------------------------
                                       2001            2000              1999
                                   -----------      -----------      -----------
             United States.....    $51,255,463      $88,643,023      $22,907,826
             Europe............      1,530,130        1,176,196          529,440
             Other.............        493,962          297,089          107,393
                                   -----------      -----------      -----------
             Total.............    $53,279,555      $90,116,308      $23,544,659
                                   ===========      ===========      ===========

    Net income (loss) by geographic region are as follows:

                                           YEAR ENDED DECEMBER 31,
                                 -------------------------------------------
                                      2001           2000           1999
                                 -------------   ------------   ------------
        United States..........  $(104,742,044)  $(27,534,929)  $(21,840,977)
        Foreign subsidiaries...    (10,441,687)      (830,808)      (148,316)
                                 -------------   ------------   ------------
        Total..................  $(115,183,731)  $(28,365,737)  $(21,989,293)
                                 =============   ============   ============

13.  LOSS PER SHARE

    The following table sets forth the computation of basic and diluted loss per share:

                                             YEAR ENDED DECEMBER 31,
                                -----------------------------------------------
                                     2001             2000             1999
                                -------------    -------------    -------------
Numerator:
  Net loss ..................   $(115,183,731)   $ (28,365,737)   $ (21,989,293)
  Beneficial conversion
    feature in series D
    preferred stock .........              --               --         (263,158)
                                -------------    -------------    -------------
  Net loss applicable to
    common stockholders .....    (115,183,731)     (28,365,737)     (22,252,451)
                                =============    =============    =============
Denominator:
  Weighted average common
    shares outstanding ......      21,904,251       20,159,868        9,943,728
  Weighted average common
    shares subject to
    repurchase ..............         (44,528)        (462,370)      (1,524,612)
                                -------------    -------------    -------------
Denominator for basic and
  diluted loss per share
  applicable to common
  stockholders ..............      21,859,723       19,697,498        8,419,116
                                =============    =============    =============
  Basic and diluted net
    loss per share
    applicable to common
    stockholders ............   $       (5.27)   $       (1.44)   $       (2.64)
                                =============    =============    =============

    The Company has excluded all preferred stock, outstanding stock options and shares subject to repurchase by the Company from the calculation of loss per share because all such securities are antidilutive for all periods presented. Shares subject to repurchase by the Company will be included in the computation of earnings per share when the Company's option to repurchase these shares expires. Weighted-average options outstanding to purchase 2,668,183, 3,370,090 and 1,332,992 shares of common stock for the years ended December 31, 2001, 2000 and 1999, were not included in the computation of net loss per share because the effect would be antidilutive. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.


14.  ACQUISITIONS

    During 2001, 2000 and 1999, SilverStream completed several acquisitions of businesses then complementary to the Company's business strategy. These acquisitions have been accounted for using the purchase method and the results of operations have been included in the Company's consolidated statement of operations from the date of acquisition. A summary of each acquisition is as follows:

    Beijing SilverSolutions, Inc. On April 12, 2001, the Company acquired Beijing SilverSolutions, Inc., a software distributor located in China. The consideration for the acquisition was approximately $460,000 in cash and transaction costs. In addition, the Company is obligated to pay further consideration of up to approximately $150,000 if certain operational objectives are achieved. The contingent consideration will be recorded as compensation expense.

     The Wireless Application Software Division of Waptop Holding A/S. On March 1, 2001, the Company acquired the wireless application software division of Waptop Holding A/S, a Danish holding company. The consideration for the acquisition was approximately $5.3 million, which consisted of 341,507 shares of the Company's common stock and $1.3 million in cash and transaction costs. In addition, the Company is obligated to pay further consideration of up to approximately $4.0 million if certain operational objectives are achieved. Through December 31, 2001, SilverStream has paid $2.0 million in cash for such additional consideration, all of which was accounted for as goodwill.

     E-Party Software Inc. On January 26, 2001, the Company acquired E-Party Software Inc., a software distributor located in Spain. The consideration for the acquisition was approximately $1.5 million in cash and transaction costs.

     Bondi Software, Inc. On December 6, 2000, the Company acquired Bondi Software, Inc., an e-business services provider. The consideration for the acquisition was approximately $17.0 million and was completed through the issuance of 418,198 shares of the Company's common stock and $6.8 million in cash and transaction costs.

     Excelnet Systems Limited. On August 11, 2000, the Company acquired Excelnet Systems Limited, an e-business services provider. The consideration for the acquisition was approximately $5.2 million and was completed through the issuance of 32,620 shares of the Company's common stock and $3.7 million in cash and transaction costs. In addition, the Company is obligated to pay further consideration of up to approximately $2.0 million if certain operational objectives are achieved. Through December 31, 2001, the Company has paid $225,000 in cash consideration, issued 50,000 shares of common stock at $14.06 per share and recorded a $1.0 million liability for such additional consideration, all of which was accounted for as goodwill.

     eObject, Inc. On April 5, 2000, the Company acquired eObject, Inc., the developer of "enTellect", a java based framework for the access control, personalization and metering of corporate resources. The consideration for the acquisition was approximately $23.2 million, which consisted of 473,581 shares of the Company's common stock and the payment of transaction costs. In addition, the Company is obligated to pay further consideration of up to approximately $5.5 million if certain operational objectives are achieved. Through December 31, 2001, SilverStream has issued 175,000 shares of common stock at $25.38 per share and paid $1.0 million in cash for such additional consideration, all of which was accounted for as goodwill.

     Power 2000, Inc. On March 31, 2000, the Company acquired Power 2000, Inc., an e-business services provider. The consideration for the acquisition was approximately $15.8 million, which consisted of 134,000 shares of the Company's common stock along with approximately $5.4 million in cash and transaction costs.

     Gemlogic, Inc. On December 13, 1999, the Company acquired GemLogic, Inc., a provider of XML software. The consideration for the acquisition was approximately $12.1 million, which consisted of 114,456 shares of the Company's common stock and the payment of transaction costs. In addition, the Company is obligated to pay further consideration of up to approximately $3.5 million if certain operational objectives are achieved. Through December 31, 2001, SilverStream has issued 253,940 shares of common stock at prices ranging from $6.80 to $14.06 per share and recorded a $1.2 million liability for such additional consideration, all of which was accounted for as goodwill. The Company recorded a $1.9 million charge for in-process research and development, representing the value of numerous projects that were in various stages of development that had not reached technological feasibility. No alternative future uses were identified prior to reaching technological feasibility. The purchased research and development was independently valued using the income approach.

     ObjectEra, Inc. On December 13, 1999, the Company acquired ObjectEra, Inc., a developer and distributor of a software program known as Object Request Broker
(ORB), for $8.3 million in cash and transaction costs and up to $4.0 million in additional consideration contingent upon the achievement of certain operational objectives. Through December 31, 2001, the Company has paid $1.0 million in cash consideration, issued 151,867 shares of common stock at prices ranging from $6.49 to $18.12 per share and recorded a $1.4 million liability for such additional consideration, all of which was accounted for as goodwill.

15.  QUARTERLY INFORMATION (UNAUDITED)

    A summary of operating results and net loss per share for the quarterly periods in the two years ended December 31, 2001 is set forth below:

                                                                     QUARTER ENDED
                                         ---------------------------------------------------------------------
                                           MARCH 31            JUNE 30         SEPTEMBER 30        DECEMBER 31
                                         ------------       ------------       ------------       ------------
YEAR ENDED DECEMBER 31, 2001
Total revenues ....................      $ 22,948,936       $ 20,644,301       $ 14,632,320       $  9,708,997
Gross profit ......................         7,109,241          8,227,200          5,387,963          3,802,054
Goodwill impairment ...............                --                 --                 --         34,843,509
Net loss applicable to
   common Stockholders ............       (19,016,163)       (25,364,596)       (19,273,600)       (51,529,372)
Net loss per share
   applicable to
   common stockholders -
   basic and diluted ..............              (.89)             (1.16)              (.87)             (2.32)
YEAR ENDED DECEMBER 31, 2000
Total revenues ....................      $ 13,003,345       $ 18,028,859       $ 23,500,891       $ 26,050,902
Gross profit ......................         7,148,436          8,375,493         12,482,172         14,054,562
Net loss applicable to
   common Stockholders ............        (6,609,286)        (7,482,001)        (6,681,467)        (7,592,983)
Net loss per share
   applicable to
   common stockholders -
   basic and diluted ..............              (.36)              (.38)              (.33)              (.37)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.

                                    PART III

    Certain information required by Part III is omitted from this Form 10-K because the Company will file a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information to be included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item is incorporated by reference to our proxy statement under the sections captioned "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference to our proxy statement under the section captioned "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    The information required by this Item is incorporated by reference to our proxy statement under the section captioned "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated by reference to our proxy statement under the section captioned "Certain Relationships and Related Transactions."

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


     (a)  Financial Statements, Financial Statement Schedule and Exhibits

          1.   Financial Statements - see "Index to Financial Statements."

          2. Financial Statement Schedule for the Years Ended December 31, 2001, 2000, and 1999:

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


     (b) The Company did not file any reports on Form 8-K during the fourth quarter of 2001.

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

 10.5(2) Term Loan Agreement and Commercial Promissory Note, dated March 1, 1999, between Fleet National Bank and the Registrant

 10.6(2) Term Loan Agreement and Commercial Promissory Note, dated August 11, 1997, between Fleet National Bank and the Registrant

+10.7(2) OEM Master License Agreement between RSA Data Security, Inc. and the Registrant, dated as of September 30, 1997, as amended

+10.8(2) Support Agreement between RSA Data Security, Inc. and the Registrant, dated as of June 30, 1999

 10.9(3) Lease dated November 9, 1999 between BCIA New England Holdings LLC and the Registrant

 10.10(3) Form of Master Business Partner Agreement, with VAR Partner Exhibit,
          Consulting Partner Exhibit and System Integrator Partner Exhibit

 10.11(3) Form of ISV Software Distribution Agreement

 10.12(4) Separation Agreement dated March 23, 2001 between the Registrant and
          John Pearce

 10.13(4) Consulting Services Agreement dated April 1, 2001 between the
          Registrant and John Pearce

 10.14(4) Separation Agreement dated August 28, 2000 between the Registrant and
          Peter Brumme

 10.15(5) Separation Agreement dated August 31, 2001 between the Registrant and
          Robert Morris

 21.1     Subsidiaries of the Registrant

 23.1     Consent of Ernst & Young LLP
______________________________________
(1) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-94103).

(2) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-80553).

(3) Incorporated by reference from the Company's Annual Report on Form 10-K filed on March 16, 2001.

(4) Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on May 15, 2001.

(5) Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on November 14, 2001.

* Management contract or compensatory plan or arrangement filed as an Exhibit to this form pursuant to Items 14(a) and 14(c) of Form 10-K.

+ Confidential treatment requested for certain portions of this Exhibit, which portions are omitted and filed separately with the Securities and Exchange Commission.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this. report to be signed on its behalf by the undersigned, thereunto duly authorized, in Billerica, Massachusetts, on this 19th day of March 2002.


                                  SILVERSTREAM SOFTWARE, INC.


                                  By: /s/ DAVID A. LITWACK
                                      -------------------------------
                                        David A. Litwack
                                        President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

     SIGNATURE                        TITLE                          DATE

/s/ David R. Skok         Chairman of the Board of Directors    March 27, 2002
------------------------
David R. Skok

/s/ David A. Litwack      President, Chief Executive Officer    March 27, 2002
------------------------  and Director (Principal Executive
David A. Litwack           Officer)



/s/ Craig A. Dynes        Vice President, Chief Financial       March 27, 2002
------------------------  Officer and Treasurer (Principal
Craig A. Dynes            Financial and Accounting Officer)


/s/ Timothy Barrows       Director                              March 27, 2002
------------------------
Timothy Barrows


/s/ Richard A. D'Amore    Director                              March 27, 2002
------------------------
Richard A. D'Amore


/s/ Paul J. Severino      Director                              March 27, 2002
------------------------
Paul J. Severino

                        VALUATION AND QUALIFYING ACCOUNTS
                           SILVERSTREAM SOFTWARE, INC.

                                                                 ADDITIONS
                                                         -----------------------
                                            BALANCE AT   CHARGED TO   CHARGED TO                 BALANCE
                                            BEGINNING     COST AND      OTHER                     AT END
                DESCRIPTION                 OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS    OF PERIOD
                -----------                 ----------   ----------   ----------   ----------   -----------
December 31, 2001 Allowances for Returns
and Doubtful Accounts ....................  $1,055,472   $1,042,598   $4,240,642   $4,300,535   $ 2,038,177
December 31, 2000 Allowances for Returns
and Doubtful Accounts ....................  $  763,245   $        0   $1,804,178   $1,511,951   $ 1,055,472
December 31, 1999 Allowances for Returns
and Doubtful Accounts ....................  $  475,993   $  355,000   $  649,634   $  717,382   $   763,245