Form 10-Q
period 2002-03-31
SILVERSTREAM SOFTWARE INC
filed 2002-05-14
CIK 1042282

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                 ---------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

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

                                 ---------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of May 9, 2002 there were 22,700,434 shares of the registrant's common stock outstanding.

================================================================================

                           SILVERSTREAM SOFTWARE, INC.

                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION                                            Page
                                                                           ----
          Item 1.   Financial Statements..................................   3

                    Condensed Consolidated Balance Sheets as of March 31,
                      2002 and December 31, 2001 .........................   3

                    Condensed Consolidated Statements of Operations for
                      the Three Months Ended March 31, 2002 and 2001......   4

                    Condensed Consolidated Statements of Cash Flows for
                      the Three Months Ended March 31, 2002 and 2001......   5

                    Notes to Condensed Consolidated Financial Statements..   6

          Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.................   8

          Item 3.   Quantitative and Qualitative Disclosures About
                      Market Risk.........................................  20

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings.....................................  20

          Item 6.   Exhibits and Reports on Form 8-K......................  21

                    Signatures............................................  22

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                           SILVERSTREAM SOFTWARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                            MARCH 31,    DECEMBER 31,
                                                             2002           2001
                                                          -----------    ------------
                                                          (Unaudited)      (Audited)
                             ASSETS

Current assets:
  Cash and cash equivalents .........................      $ 111,235       $  87,932
  Marketable securities .............................          7,016          45,790
  Accounts receivable; net of allowances of $1,881
    at March 31, 2002 and $2,038 at December 31, 2001         10,231           9,513
  Other receivables .................................            665             454
  Prepaid expenses ..................................          2,884           2,296
                                                           ---------       ---------
     Total current assets ...........................        132,031         145,985

Furniture, equipment and leasehold improvements, net           9,252          10,525
Intangibles, net ....................................         43,770          42,755
                                                           ---------       ---------
     Total assets ...................................      $ 185,053       $ 199,265
                                                           =========       =========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ..................................      $   7,470       $   4,106
  Accrued expenses ..................................          7,784          11,111
  Deferred revenue ..................................          5,414           5,737
  Current portion of long-term debt and obligations
    under capital leases ............................            146             208
                                                           ---------       ---------
     Total current liabilities ......................         20,814          21,162

Stockholders' equity:
  Common stock ......................................             22              22
  Additional paid-in capital ........................        374,845         374,543
  Deferred compensation .............................         (7,427)         (8,200)
  Accumulated deficit ...............................       (202,201)       (187,710)
  Other accumulated comprehensive loss ..............           (969)           (521)
  Notes receivable from stockholders ................            (31)            (31)
                                                           ---------       ---------
     Total stockholders' equity .....................        164,239         178,103
                                                           ---------       ---------

     Total liabilities and stockholders' equity .....      $ 185,053       $ 199,265
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

                           SILVERSTREAM SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -----------------------
                                                                2002           2001
                                                              --------       --------
Revenue:
  Software license .....................................      $  6,110       $  9,616
  Services .............................................         4,042         13,333
                                                              --------       --------
          Total revenue ................................        10,152         22,949

Cost of revenue:
  Software license .....................................           107            142
  Services (excluding compensation charges of $280
     in the three months ended March 31, 2002 and 2001,
     respectively) .....................................         5,154         15,698
                                                              --------       --------
          Total cost of revenue ........................         5,261         15,840
                                                              --------       --------

Gross profit ...........................................         4,891          7,109
Operating expenses:
  Sales and marketing (excluding compensation
    charges $37 in the three months ended
    March 31, 2002 and 2001, respectively) .............         8,932         13,902
  Research and development (excluding compensation
    charges of $446 in the three months ended March 31,          4,799          4,945
    2002 and 2001, respectively)
  General and administrative (excluding compensation
    charges $10 in the three months ended March 31, 2002         2,895          4,306
    and 2001, respectively)
  Compensation charge for issuance of stock options ....           773            773
  Special  charges .....................................         2,437             --
  Amortization of goodwill .............................            --          4,731
                                                              --------       --------
          Total operating expenses .....................        19,836         28,657
                                                              --------       --------

Loss from operations ...................................       (14,945)       (21,548)

Other income, net ......................................           454          2,532
                                                              --------       --------

Net loss ...............................................      $(14,491)      $(19,016)
                                                              ========       ========

Basic and diluted net loss per share ...................      $  (0.65)      $  (0.89)
                                                              ========       ========

Weighted-average common shares used in computing basic
  and diluted net loss per share .......................        22,375         21,309
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

                           SILVERSTREAM SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                              THREE MONTHS ENDED
                                                                    MARCH 31,
                                                           -------------------------
                                                             2002            2001
                                                           ---------       --------
OPERATING ACTIVITIES

Net loss ............................................      $ (14,491)      $(19,016)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization .....................          1,306          5,804
  Provision for allowances on accounts receivable ...           (157)           556

  Compensation charge for issuance of stock options .            773            773

  Non-cash special charges ..........................             74             --

  Changes in operating assets and liabilities:

    Accounts receivable .............................           (561)        (1,742)
    Other receivables ...............................           (211)          (813)
    Prepaid expenses ................................           (588)          (720)
    Other assets ....................................             --              9
    Accounts payable and accrued expenses ...........             37         (3,004)
    Deferred revenue ................................           (323)           199
                                                           ---------       --------
Net cash used in operating activities ...............        (14,141)       (17,954)
                                                           ---------       --------

INVESTING ACTIVITIES

Purchase of businesses, net of cash acquired ........         (1,015)        (4,015)
Purchase of furniture and equipment .................           (107)        (1,632)
Sale of available-for-sale securities ...............         38,774         21,635
                                                           ---------       --------
Net cash provided by investing activities ...........         37,652         15,988
                                                           ---------       --------

FINANCING ACTIVITIES

Net proceeds from issuance of common stock ..........            302            980
Repayment of long-term debt .........................            (62)          (113)
                                                           ---------       --------
Net cash provided by financing activities ...........            240            867
                                                           ---------       --------

Effects of exchange rate on cash and cash equivalents           (448)           (56)

Net increase (decrease) in cash and cash equivalents          23,303         (1,155)

Cash and cash equivalents at beginning of period ....         87,932         86,481
                                                           ---------       --------
Cash and cash equivalents at end of period ..........      $ 111,235       $ 85,326
                                                           =========       ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           SILVERSTREAM SOFTWARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

     The unaudited condensed consolidated financial statements include the accounts of SilverStream Software, Inc. and its subsidiaries located in North America, Europe and Asia, all of which are directly or indirectly owned except for SilverStream Software GmbH, which, pursuant to the requirements of Swiss law, has issued 1,000 shares out of the 20,000 shares issued and outstanding to a Swiss attorney in trust for the benefit of SilverStream Software, Inc. All intercompany accounts and transactions have been eliminated in consolidation. SilverStream Software, Inc. and its subsidiaries are collectively referred to as the "Company" or "SilverStream."

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

     SilverStream provides software products and services that enable organizations to more effectively conduct business using the Web. By providing software products and services for building, deploying and managing Web-based applications, SilverStream allows companies to deliver applications that have the breadth, depth and richness customers and trading partners expect. The Company's software products and services leverage the power of standards such as Java and XML to unify relevant information and services for its customers, partners and employees while enabling businesses to leverage prior technology investments.

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

     The following table sets forth the computation of basic and diluted loss per share:

                                          THREE MONTHS ENDED
                                               MARCH 31,
                                       -----------------------
                                         2002           2001
                                       --------       --------

Numerator:

    Net Loss ....................      $(14,491)      $(19,016)
                                       ========       ========

Denominator:
  Weighted average common
    shares outstanding ..........        22,398         21,375
  Weighted average common
    shares subject to repurchase            (23)           (66)
                                       --------       --------
Denominator for basic and
  diluted loss per share ........        22,375         21,309
                                       ========       ========
  Basic and diluted net
    loss per share ..............      $  (0.65)      $  (0.89)
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

  COMPREHENSIVE LOSS

     Total comprehensive loss was $14.9 million for the three months ended March 31, 2002 compared with $19.1 million for the three months ended March 31, 2001. Accumulated other comprehensive loss consisted of adjustments for foreign currency translation losses in the amount of $448,000 for the three months ended March 31, 2002 compared with $56,000 for the three months ended March 31, 2001.

  SPECIAL CHARGES

     During the first quarter of 2002, the Company recorded a special charge of $2.4 million in connection with the restructuring of its operations; specifically, $1.7 million related to a workforce reduction of approximately 115 employees, $626,000 related to office closures (of which $130,000 represented costs in connection with exiting leased office space in Australia and Europe, such as costs to refit such space for sublease tenants and real estate broker fees for the identification of sublease tenants) net of estimated sublease income and $74,000 related to the write-down of assets which became impaired as a result of the restructuring.

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

                                             OFFICE
                                           CLOSURES AND
                                           COSTS TO EXIT
                             TERMINATION   LEASED OFFICE      ASSET
                               BENEFITS       SPACE         WRITE-DOWNS     TOTAL
                             -----------   -------------    -----------    --------
2002 charge .............      $ 1,792       $   571         $    74       $  2,437
2001 charges ............      $ 3,577       $ 4,867         $ 3,326       $ 11,770
Cash expenditures .......       (4,374)       (1,089)             --         (5,463)
Non cash charges ........           --            --          (3,400)        (3,400)
Change in estimate ......           --        (1,112)             --         (1,112)
                               -------       -------         -------       --------
Balance at March 31, 2002      $   995       $ 3,237         $    --       $  4,232
                               -------       -------         -------       --------

     Future cash outlays for termination benefits are anticipated to be completed by the second quarter of fiscal 2002, while future cash outlays for office closures will continue through June 2006.

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

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations, and further clarifies the criteria to recognize intangible assets separately from goodwill. SFAS No. 142 eliminates the amortization of goodwill and indefinite lived intangible assets and requires periodic review for impairment. The adoption of SFAS No. 141 in July of 2001 and SFAS No. 142 in January of 2002 did not have a material impact on the Company's financial position or results of operations.

     The following table sets forth a reconciliation of reported net loss to adjusted net loss:

                                          THREE MONTHS ENDED
                                              MARCH 31,
                                       -----------------------
                                         2002           2001
                                       --------       --------
Reported net loss ...............      $(14,491)      $(19,016)
Add back: goodwill amortization .            --          4,731
                                       --------       --------
Adjusted net loss ...............      $(14,491)      $(14,285)
                                       ========       ========


     The following table sets forth a reconciliation of reported net loss per share to adjusted net loss per share:

                                        THREE MONTHS ENDED
                                             MARCH 31,
                                       --------------------
                                         2002        2001
                                       --------    --------
Reported net loss per share .....      $  (0.65)   $  (0.89)
Add back: goodwill amortization .         --           0.22
                                       --------    --------
Adjusted net loss per share .....      $  (0.67)   $  (0.65)
                                       ========    ========

     The change in the carrying amount of goodwill during the first quarter of 2002 is as follows:

                                      GOODWILL
                                      --------
Balance at December 31, 2001 .....    $42,755
Contingent consideration paid to
owner's of acquired businesses ...      1,015
                                      -------
Balance at March 31, 2002 ........    $43,770
                                      =======

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" and provides a single accounting model for long-lived assets to be disposed of. The adoption of SFAS No. 144 did not have a material impact on the Company's financial position or results of operations.

  LEGAL MATTERS

     We and several of our officers and directors, as well as the underwriters who handled our public offerings, are named as defendants in several class action complaints which have been filed on behalf of certain of our stockholders who purchased securities between August 16, 1999 and December 6, 2000. These complaints allege violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. In particular, they allege, among other things, that there was undisclosed compensation received by the underwriters of our initial and secondary public offerings. The plaintiffs are seeking monetary damages, statutory compensation and other relief that may be deemed appropriate by the court. A Consolidated Amended Complaint was filed on April 19, 2002.

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

     Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and professional services departments, and to establish an administrative organization. As a result, we have incurred net losses in each fiscal quarter since inception and had an accumulated deficit of $202.2 million as of March 31, 2002. Our limited operating history makes it difficult for us to predict future operating results and, accordingly, there can be no assurance that we will sustain revenue growth or achieve profitability.

CRITICAL ACCOUNTING POLICIES

     We consider certain accounting policies related to revenue recognition, accounts receivable and reserves, impairment of goodwill and special charges to be critical policies due to the estimation process involved in each.

     Revenue Recognition. Most of our sales arrangements require significant revenue recognition judgments, particularly in the area of collectibility. The assessment of collectibility is particularly critical in determining whether or not revenue should be recognized in the current market environment. In addition, many of our sales arrangements contain multiple elements such as software products, services and post-contract customer support. Revenue earned on such arrangements is typically allocated to each element based on the relative fair values of those elements based on vendor specific objective evidence. For the quarters ended March 31, 2002 and March 31, 2001, vendor specific objective evidence is limited to the price charged when the element is sold separately or, for an element not being sold separately, the price established by management having the relevant authority.

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

     Impairment of Goodwill. In assessing the recoverability of our goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the goodwill. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for the goodwill not previously recorded. On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and are required to analyze goodwill for impairment during the first six months of fiscal 2002, and on a periodic basis thereafter. We performed the required analysis during the first quarter of fiscal 2002 and obtained a valuation from an independent third-party. Based on the results of this analysis, we concluded that our goodwill was not impaired.

     Special Charges. During the first quarter of fiscal 2002 and the second and third quarters of fiscal 2001, we recorded reserves in connection with our restructuring programs. These reserves include estimates pertaining to employee termination benefits and costs to exit leased office space. Although we do not anticipate significant changes, actual costs may differ from these estimates.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our condensed consolidated statements of operations.

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                  --------------------
                                                                   2002         2001
                                                                  -------      -------
Revenue:
  Software license .........................................         60.2%        41.9%
  Services .................................................         39.8         58.1
                                                                  -------      -------
          Total revenue ....................................        100.0        100.0
                                                                  -------      -------
Cost of revenue:
  Software license .........................................          1.0          0.6
  Services (excluding compensation charge) .................         50.8         68.4
                                                                  -------      -------
          Total cost of revenue ............................         51.8         69.0
                                                                  -------      -------
Gross profit ...............................................         48.2         31.0
Operating expenses:
  Sales and marketing (excluding compensation charge) ......         88.0         60.6
  Research and development (excluding compensation charge)           47.3         21.5
  General and administrative (excluding compensation charge)         28.5         18.8
  Compensation charge for issuance of stock options ........          7.6          3.4
  Amortization of goodwill .................................         --           20.6
  Special charges ..........................................         24.0         --
                                                                  -------      -------
          Total operating expenses .........................        195.4        124.9
                                                                  -------      -------
Loss from operations .......................................       (147.2)       (93.9)
Other income, net ..........................................          4.5         11.0
                                                                  -------      -------
Net loss ...................................................       (142.7)%      (82.9)%
                                                                  =======      =======


  REVENUE

     Total revenue decreased 56% to $10.2 million for the three months ended March 31, 2002 from $22.9 million for the three months ended March 31, 2001. This decrease, which occurred in both software license and services revenue, was attributable to lower demand for software licenses and services. The lower demand, we believe, was caused by customer budget reductions due to a weaker economy and a slowdown in software implementation due to overaggressive purchasing in 1999 and 2000. In addition, since the first quarter of fiscal 2001, more competitors have entered the application server market at a time when the increased scope of the J2EE application server standard made differentiation between application servers difficult. This had a further negative impact on our revenue. Our SilverStream eXtend product suite offers functionality that is beyond the current J2EE standard and allows us to differentiate our product offerings from our application server competitors. For this reason during the second half of fiscal 2001, we transitioned our sales and marketing focus from our application server to the full SilverStream eXtend web services product line.

     Revenue from international sales decreased to $4.3 million, or 42% of total revenue, in the three months ended March 31, 2002 from $9.2 million, or 40% of total revenue, in the three months ended March 31, 2001. We believe this decrease in international sales is attributable to the same factors noted above.

     While we expect to continue to provide consulting, education and technical support services that complement our products, we anticipate a diminished focus on our consulting business. As a result, in future periods, we expect services revenue as a percentage of total revenue to decrease.

  COST OF REVENUE

     Software License. Cost of software license revenue decreased 25% to $107,000 in the three months ended March 31, 2002 from $142,000 in the three months ended March 31, 2001. This decrease is attributable to the decrease in software license sales coupled with lower costs associated with our newer SilverStream eXtend product suite, which contains fewer sublicensed components than our original Application Server product. We expect software license costs to increase, in connection with any increase in license revenue, from additional customer licensing of SilverStream eXtend (both domestically and internationally) as well as the licensing of additional third-party technology that we may choose to embed in our product offerings.

    Services. Cost of service revenue decreased 67% to $5.2 million in the three months ended March 31, 2002 from $15.7 million in the three months ended March 31, 2001. This decrease is primarily attributable to the decrease in demand for consulting services coupled with a reduction in service personnel. Service costs as a percentage of service revenue can be expected to vary significantly from period to period depending on the mix of services we provide, whether such services are provided by us or third-party contractors, and overall utilization rates. In the three months ended March 31, 2002 and March 31, 2001, service costs were higher than service revenue. During these periods, demand for consulting services changed so rapidly that it was difficult to balance consulting resources with demand across geographic regions. As a result, there were regions where demand was so great that consulting subcontractors were engaged to meet customer demand while other regions experienced unforeseen cancellations and delays due to concerns over economic conditions. In these regions, consulting utilization decreased dramatically. In order to lower the cost of services, during the second and third quarters of 2001 and the first quarter of 2002, we reduced the number of consultants. We will continue to monitor productivity and headcount levels in the upcoming quarters and may incur additional costs to further align our cost structure with our current and forecasted revenue base.

  OPERATING EXPENSES

     Sales and Marketing. Sales and marketing expenses decreased 36% to $8.9 million in the three months ended March 31, 2002 from $13.9 million in the three months ended March 31, 2001. This decrease reflects a reduction in sales and marketing personnel, tighter cost controls, improvements in efficiency and performance and lower commission expense due to the decrease in revenues. We anticipate that sales and marketing expenses will be lower in the foreseeable future and we will continue to monitor productivity and headcount levels in the upcoming quarters.

     Research and Development. Research and development expenses decreased 3% to $4.8 million in the three months ended March 31, 2002 from $4.9 million in the three months ended March 31, 2001. This decrease reflects a reduction in research and development personnel. At any point in time, we have many research and development projects underway, primarily pertaining to the modification and enhancement of our current product offerings. We believe that none of these projects is material on an individual basis. We expect to continue the development of innovative technologies and processes for new products and we believe that a continued investment in research and development is critical to attaining our strategic objectives. As a result, research and development expenses may increase in future periods.

     General and Administrative. General and administrative expenses decreased 33% to $2.9 million in the three months ended March 31, 2002 from $4.3 million in the three months ended March 31, 2001. This decrease reflects a reduction in general and administrative personnel. We have implemented cost controls and measures to improve efficiency and performance and, as a result, we believe general and administrative expenses will be lower in the foreseeable future.

     Compensation Charge for Issuance of Stock Options. We incurred charges of $773,000 for each of the three months ended March 31, 2002 and March 31,2001, related to the issuance of stock options with exercise prices below fair market value on the date of grant. Additional outstanding options relating to existing stock options granted at less than fair market value will continue to vest over the next two to four years resulting in an aggregate compensation expense of approximately $7.4 million in periods subsequent to March 31, 2002. This additional compensation expense will be amortized to operations ratably over the vesting period.

     Amortization of Goodwill. We incurred a charge of $4.7 million for the three months ended March 31, 2001 related to the amortization of goodwill. In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates the amortization of goodwill and indefinite lived intangible assets and requires periodic review for impairment. Since SFAS No. 142 became effective as of January 1, 2002, the amortization of goodwill is no longer applicable.

     Special Charges. During February of 2002, we implemented an overall cost reduction plan due to weakened business conditions. This plan included worldwide staff reductions and the consolidation and/or closing of certain non-profitable offices. As a result, during the first quarter of fiscal 2002, we recorded a special charge of $2.4 million related to the restructuring of our operations; specifically, $1.7 million related to a workforce reduction of approximately 115 employees, $626,000 related to office closures (of which $130,000 represented costs in connection with exiting leased office space in Australia and Europe, such as costs to refit such space for sublease tenants and real estate broker fees for the identification of sublease tenants) net of estimated sublease income and $74,000 related to the write-down of assets which became impaired as a result of the restructuring. We expect to realize annual cost savings of approximately $9.7 million to $10.3 million as a result of this restructuring.

  OTHER INCOME, NET

     Other income, net decreased 82% to $454,000 in the three months ended March 31, 2002 from $2.5 million in the three months ended March 31, 2001. This decrease is attributable to a decrease in interest income due to lower interest rates coupled with lower average cash and cash equivalent balances in the comparable three months ended March 31, 2002 versus March 31, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have funded our operations primarily through cash flow from operations (to the extent available), the private sale of our equity securities, our initial public offering and our secondary public offering. Our aggregate proceeds from these private sales and public offerings totaled approximately $286.9 million. As of March 31, 2002, we had $118.2 million in cash, cash equivalents and marketable securities, and $111.2 million in working capital.

     We have entered into various lease and financing arrangements, which provide for the acquisition of furniture and equipment. At March 31, 2002, we had a total of approximately $146,000 outstanding under these arrangements. Such borrowings are secured by substantially all of our tangible assets.

     Net cash used in operating activities decreased to $14.1 million in the three months ended March 31, 2002 from $18.0 million in the three months ended March 31, 2001. The decrease in net cash used in operating activities reflects decreasing net losses and changes in operating working capital.

     Net cash provided by investing activities was $37.7 million in the three months ended March 31, 2002, as compared to $16.0 million in the three months ended March 31, 2001. Investing activities reflect purchases of furniture and equipment in each period, as well as the sale and purchase of short-term investments. Investing activities also reflect the acquisition of businesses.

     Net cash inflows from financing activities was $240,000 in the three months ended March 31, 2002, as compared to net cash inflows of $867,000 in the three months ended March 31, 2001. Cash provided by financing activities in the three months ended March 31, 2002 and March 31, 2001 includes proceeds from the issuance of common stock offset by payments on long-term debt.

     Capital expenditures decreased to $107,000 in the three months ended March 31, 2002 from $1.6 million in the three months ended March 31, 2001. Our capital expenditures consisted of purchases of computer hardware and software, office furniture and equipment and leasehold improvements. Purchases of computer equipment and leasehold improvements represent the largest component of our capital expenditures. Since inception, we have generally funded capital expenditures either with the use of working capital or equipment bank loans.

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

     WE HAVE INCURRED SUBSTANTIAL LOSSES, WE EXPECT CONTINUED LOSSES AND CONTINUED LOSSES WILL HARM OUR BUSINESS.

     We have never been profitable. Our failure to significantly increase our revenue would seriously harm our business and operating results. We have experienced operating losses in each quarterly and annual period since inception in 1996, and we expect to incur significant losses in the future. We incurred net losses of $115.2 million (which included a charge for the impairment of goodwill of $34.8 million and special charges of $10.7 million) for the year ended December 31, 2001, $28.4 million for the year ended December

31, 2000 and $22.3 million for the year ended December 31, 1999. As of March 31, 2002, we had an accumulated deficit of $202.2 million. We will need to significantly increase our revenue to achieve and maintain profitability. If our revenue grows more slowly than we anticipate or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenue, our business will be materially and adversely affected.

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

     IT IS DIFFICULT TO FORECAST REVENUES IN OUR INDUSTRY, AND THE FAILURE TO MEET EXPECTATIONS COULD CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

     Our operating expenses are largely based on anticipated revenue trends, and a high percentage of our expenses are and will continue to be fixed in the short-term. We may not be able to quickly reduce spending if our revenues are lower than we had projected. If we do not achieve our expected revenues, our operating results will be below our expectations and the expectations of investors and market analysts, which would cause the price of our common stock to decline.

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

     OUR SALES ESTIMATES ARE SPECULATIVE AND MAY RESULT IN IMPROPER BUDGETING.

     We use a "pipeline" system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals, such as the date when they estimate that a customer will make a purchase decision and the potential dollar amount of the sale. We aggregate these estimates periodically in order to generate a sales pipeline and compare the pipeline at various points in time to look for trends in our business. While this pipeline analysis may provide us with some guidance in business planning and budgeting, these pipeline estimates are necessarily speculative and may not consistently correlate to revenues in a particular quarter or over a longer period of time. A variation in the conversion of the pipeline into contracts or in the pipeline itself could cause us to improperly plan or budget and thereby adversely affect our business or results of operations. In particular, as was the case during fiscal 2001 and the first quarter of fiscal 2002, a slowdown in the economy may cause purchasing decisions to be delayed, reduced in amount or canceled which will therefore reduce the overall license pipeline conversion rates in a particular period.

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

     WE MAY NOT ACHIEVE THE ANTICIPATED BENEFITS OF OUR RECENT RESTRUCTURINGS

     During the first quarter of 2002 and the second and third quarters of 2001, we restructured our operations through workforce reductions and office closures. Such restructurings could have an adverse effect on our business, including the ability to attract and retain customers and employees, and there can be no assurance that we will achieve the anticipated financial benefits of these restructurings. In addition, there can be no assurance that our workforce reductions will not have a material adverse effect on our business and operating results in the future.

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

     WE MAY NOT ACHIEVE THE EXPECTED BENEFITS OF ANY FUTURE ACQUISITIONS

     In order to remain competitive, we may find it necessary to acquire additional businesses, products or technologies that we believe would complement our business strategy. We cannot be certain such acquired businesses will be complementary to our long-term business strategy. For example, in 2000 and 2001, we acquired several consulting and distributor businesses to expand our consulting service business. During the fourth quarter of 2001, we made a strategic decision to scale back our consulting business and, as a result of this decision and other factors, we recorded a $34.8 million charge for the impairment of goodwill. Any inability to achieve anticipated benefits from future acquisitions may adversely affect our revenue.

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

     CHANGES IN ACCOUNTING REGULATIONS COULD CAUSE US TO DEFER RECOGNITION OF REVENUE OR RECOGNIZE LOWER REVENUE AND PROFITS.

     Although we use standardized license agreements designed to meet current revenue recognition criteria under generally accepted accounting principles, we must often negotiate and revise terms and conditions of these standardized agreements, particularly in larger license transactions. Negotiation of mutually acceptable terms and conditions can extend the sales cycle and, in certain situations, may require us to defer recognition of revenue on the license. While we believe that we are in compliance with Statement of Position 97-2, "Software Revenue Recognition," as amended, the American Institute of Certified Public Accountants continues to issue implementation guidelines for these standards, and the accounting profession continues to discuss a wide range of potential interpretations. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). We adopted the provisions of SAB 101 in our first fiscal quarter of 2000. Additional implementation guidelines and changes in interpretations of such guidelines could lead to unanticipated changes in our current revenue accounting practices that could cause us to defer the recognition of revenue to future periods or to recognize lower revenue and profits. See also the discussion under the heading "Critical Accounting Policies" above.

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

     WE ARE PARTY TO SECURITIES CLASS ACTION LITIGATION WHICH MAY BE COSTLY TO DEFEND AND THE OUTCOME OF WHICH IS UNCERTAIN.

     We and several of our officers and directors, as well as the underwriters who handled our public offerings, are named as defendants in several class action complaints which have been filed on behalf of certain of our stockholders who purchased securities between August 16, 1999 and December 6, 2000. These complaints allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. In particular, they allege, among other things, that there was undisclosed compensation received by the underwriters of our initial and secondary public offerings. The plaintiffs are seeking monetary damages, statutory compensation and other relief that may be deemed appropriate by the court. A Consolidated Amended Complaint was filed on April 19, 2002.

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

     Internationally, we invoice and receive payment from customers primarily in local currency. We are exposed to foreign exchange rate fluctuations in the rare case when customers are invoiced in local currency and payment is received in a currency other than local currency. We do not currently enter into foreign currency hedge transactions. Through March 31, 2002, foreign currency fluctuations have not had a material impact on our financial position or results of operations.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     We and several of our officers and directors, as well as the underwriters who handled our public offerings, are named as defendants in several class action complaints which have been filed on behalf of certain of our stockholders who purchased securities between August 16, 1999 and December 6, 2000. These complaints allege violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. In particular, they allege, among other things, that there was undisclosed compensation received by the underwriters of our initial and secondary public offerings. The plaintiffs are seeking monetary damages, statutory compensation and other relief that may be deemed appropriate by the court. A Consolidated Amended Complaint was filed on April 19, 2002.

     Although neither we nor the individual defendants have filed answers in any of these matters, we believe that SilverStream and the individual defendants have meritorious defenses to the claims made in the complaints and intend to contest the lawsuits vigorously.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
     (a)  Exhibits.
          Listed below are the exhibits which are filed as part of this Form
          10-Q.


EXHIBIT
  NO.                      DESCRIPTION
-------                    -----------

  3.1(1) Second Amended and Restated Certificate of Incorporation of the Registrant

  3.2(2)  Second Amended and Restated By-Laws of the Registrant

  4.1(3)  Specimen common stock certificate

  4.2(3)  Third Amended and Restated Investor Rights Agreement dated March 1,
          1999

*10.1(3)  1996 Founders Stock Incentive Plan

*10.2(3) Amended and Restated 1997 Stock Incentive Plan, and forms of agreements thereunder

*10.3(3)  Amended and Restated 1999 Employee Stock Purchase Plan

*10.4(3)  Form of Founders Stock Restriction Agreement

 10.5(3) Term Loan Agreement and Commercial Promissory Note, dated March 1, 1999, between Fleet National Bank and the Registrant

 10.6(4) Lease dated November 9, 1999 between BCIA New England Holdings LLC and the Registrant

 10.7 Form of Letter Amendment, dated various dates in 2001, from the Company to each of the following executive officers: Roger Durn, Craig Dynes, Michel Goosens, John Judge, David Litwack, Wayne Parslow and Kim Sheffield

 10.8 Option Agreement, dated February 28, 2002, granted by the Company to Steve Benfield

(1) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-94103).

(2) Incorporated by referenced from the Company's Quarterly Report on Form 10-Q filed on August 13, 2001 (File No. 000-26981).

(3) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-80553).

(4) Incorporated by reference from the Company's Annual Report on Form 10-K filed on March 16, 2001 (File No. 000-26981).

 * Management contract or compensatory plan or arrangement filed as an Exhibit to this form pursuant to Items 14(a) and 14(c) of Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated: May 13, 2002                SILVERSTREAM SOFTWARE, INC.

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